Form 10-K
period 2024-06-30
AUTOMATIC DATA PROCESSING INC
filed 2024-08-07
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2024
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $95,597,065,890. On August 2, 2024 there were 407,795,203 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General
In 1949, our founders established ADP to shape the world of work with a simple, innovative idea: help clients focus on their business by solving their payroll challenges. Today, we are one of the world’s leading global technology companies providing comprehensive cloud-based human capital management (HCM) solutions that unite HR, payroll, talent, time, tax and benefits administration. Our unmatched experience, expertise, insights and cutting-edge technology have transformed HCM from an administrative challenge to a strategic business advantage. Tailored to meet the needs of businesses of all sizes, we help them work smarter today so they can have more success tomorrow. We serve over 1.1 million clients and pay over 42 million workers in over 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

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

ADP’s Business Pillars
Our business is organized around three pillars which represent our core growth areas.
U.S. HCM Solutions: In the United States, we provide cloud-based HCM software with supporting service and expertise that assists employers of all types and sizes in managing the entire worker spectrum and employment cycle – from freelancer to full-time and from hire to retire.
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
• Provide Unmatched Expertise and Outsourcing Solutions. Our clients look to us as a source of expertise to understand key HR trends and best practices, employment and related legislation, and to offer thoughtful strategies to utilize HCM technology to achieve their business objectives and support their workforce. Many of our clients also look to us to take on responsibility for a portion or all of their HCM workflow via one of our HRO solutions. We intend to continue to build on our deep expertise and make it readily available to our clients through a variety of channels, ranging from traditional call and chat options to self-guided and AI-powered options. We will continue to leverage our significant data insights and investments in AI and other enabling technologies to further enable our decades of knowledge and experience and more effectively apply those to help our clients and their workers navigate the ever-changing world of work.

• Benefit our Clients with Our Global Scale. Our clients benefit from our unmatched global footprint and scale in the HCM industry. We will continue to build on these strengths to further improve our client experience, and to add to our global footprint to further meet our clients where they choose to do business and address their needs for a distributed and flexible workforce. We intend to build more relationships with partners, such as through the ADP Marketplace, in order to provide clients with seamless integrations and customizations that simplify their HR processes and help them meet their needs. And we intend to grow our sales organization and continue to invest in best-in-class sales technology to not only make the purchase experience seamless but to also empower our sellers to provide the deep expertise and insights our clients, partners and influencers require to ensure they have the right HCM solutions to help them achieve their objectives and make a meaningful impact for their employees.
Innovation at ADP
Innovation is in our DNA. For 75 years, we have proven that actively listening and responding to what clients and their employees need and want keeps the world of work progressing forward. As a founder in the industry, we pioneered HCM automation, HCM in the cloud, mobile HCM and a digital HCM marketplace. This spirit of innovation remains a steady guide as we continue to listen and respond to emerging needs. The transformative potential of innovation continues to grow, in tandem with the power of technologies like artificial intelligence (AI), machine learning (ML) and generative AI. As these tools change how work happens, we remain focused on providing our clients and associates with HCM technology that is easy to use, powered with smart insights and personalized to support a human-centric experience.
To bring these solutions to market, we pursue multiple paths to innovation. From leveraging our unique data to provide differentiated insights to collaborating with, or investing in, organizations with complementary products or purchasing solutions that add to our strong foundation, each of these avenues helps ADP sustain a culture focused on continuous innovation.

Transforming our solutions and service through AI
Data is the foundation of the advantage we bring to our clients. It’s at the core of our products and solutions, informing and driving our approach to innovation and new technology. The global scale and scope of our client base provide us the industry’s largest and deepest HCM dataset with over 1.1 million clients spanning over 140 countries and 42 million wage earners globally.

Sitting at the center of workforce data, we’re able to create tools that automate critical processes, serve up proactive insights, and deliver a personalized experience. Launched in January 2024, ADP Assist is a cross-platform solution powered by generative AI that transforms data into credible and actionable insights. ADP Assist offers smart, user-centric solutions through a conversational interface that touches every aspect of HR – payroll, time, talent, benefits, recruitment, analytics, reporting, and compliance.

ADP Assist validates payroll information, checking for payroll anomalies and using generative AI to identify and help resolve missing tax registrations and answer questions by drawing on ADP’s large, up-to-date dataset of compliance information. ADP Assist also uses generative AI to simplify report creation, helping HR practitioners and leaders access internal, national, and global workforce data to analyze compensation, turnover, candidate profile relevancy, and talent market insights. ADP Assist earned the “Generative AI Innovation Award” in the 2024 AI Breakthrough Awards.

Additionally, we integrated generative AI within the Roll by ADP® mobile-first solution to offer clients even greater HR and payroll support with deeper insights. This groundbreaking payroll solution utilizes an AI-powered chat interface to turn traditional payroll management into an intuitive conversation that can complete payroll in under a minute. Leveraging ADP’s long-standing payroll expertise and data security, small business owners can download and self-purchase Roll and run payroll anywhere, anytime, quickly, and compliantly, with no experience or training needed. The conversational experience runs off simple chat prompts such as “Run my payroll,” offering a simple and powerful experience that also allows clients to confidently handle compliance matters like tax filing and deposits.

Along with transforming our solutions, we firmly believe AI and generative AI enhance our operations and enable us to elevate the end-to-end client experience. To lean into our service expertise, we also extended generative AI capabilities to a broader portion of our service and implementation associates to deliver an even better client experience. We also continue to explore generative AI capabilities to further empower our sellers and our product developers to be more productive.

Leveraging our workforce data
AI and ML drive many of the key features of ADP’s data products, including ADP DataCloud, our award-winning people analytics solution. ADP DataCloud analyzes aggregated, anonymized and timely HCM and compensation data from more than one million organizations across the U.S., powering solutions that provide clients with in-depth workforce and business insights that support critical HR decisions.

In the U.S., ADP DataCloud’s Skills Graph, our proprietary data structure, is based on more than 44 million employee records, 140 million resumes and 11 million job postings across more than 20 industries and 500 geographic areas, and uses large language models to extract, align and normalize key information such as skills, job titles and levels, education and qualifications from non-structured data and infers missing skills and qualifications from context. Skills Graph powers ADP’s Candidate Profile Relevancy tool to help score, assess and predict candidates who are the best fit for a job opening and is designed to minimize the introduction of bias by, among other things, focusing on the skills, education, and experience of an applicant. Skills Graph also powers our Organizational Benchmarking Dashboard, which enables companies to decide how best to deploy their workers by comparing organizational metrics like headcount, labor costs and turnover against other similar businesses, as well as Talent Market Insights where organizations can explore jobs and locations to understand talent availability, skills, wages, turnover and time to fill an open position.
ADP’s Model-Based Benchmarks, powered by Skills Graph, deliver real-time compensation insights and market and job coverage for over 9,000 job titles spanning more than 1,000 industries. Model-Based Benchmarks are driven by a set of deep learning models that extract patterns and knowledge from millions of payroll records and job profiles to provide accurate information that reflects the reality of the position being researched, including salary benchmarking tools in the U.S. and Canada. We offer similar tools to clients outside the United States, including through our ADP GlobalView® and ADP iHCM solutions.

We also continue to advance our next-gen platforms. Built to be as dynamic as the world of work, our next-gen platforms are designed for adaptability. These cloud-native, global, scalable and secure platforms provide our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges, and to personalize the experience based on their needs. Our next-gen HCM platform is built for the way people actually work together, moving beyond rigid hierarchical organization structures to mirror practically any structure of work groups, such as divisions, regions, or dynamic teams. Our next-gen HCM platform uses AI to tailor personalized experiences relevant to each employee based on attributes of role, geographic location, typical behaviors, and anticipated need.

Our next-gen payroll platform is designed to be a global solution that supports workers of all types and enables real-time, transparent, continuous payroll calculations. This next-gen payroll platform also unlocks flexible pay choices for our clients so they can provide the best pay experience for their workers. As the regulatory environment rapidly changes, making it harder for companies to navigate the complexities of payroll, our next-gen payroll platform’s built-in compliance capabilities enable our clients to focus on managing their business.

The size and breadth of ADP gives us a unique opportunity, especially in the era of data and data-driven products, to test innovative ideas, validate hypotheses and refine solutions before we bring them to the market. This happens through our “client-zero” program, which forges a direct connection point between our internal HR practitioners and our technologists. A key area of focus is using data and feedback from front-line practitioners to build products that improve the employee experience and make HR technology more intentional and in the moment. It’s a feedback loop we extend beyond our client-zero program as well, sourcing regular feedback from client pilot groups to continue to enhance and refine our solutions over time. By innovating with a client-centric mindset, we continue to transform work.

Culture of responsible AI
In harnessing the power of data through AI and ML, ADP recognizes the importance of accountability, transparency, privacy, explainability and governance, and in furtherance of those goals has established an active AI & Data Ethics Committee, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve AI, ML and data.
As we continue to explore the potential that new technologies like generative AI can provide, we understand the great responsibility we have to approach these innovations in a way that is ethical, secure, and compliant for our business and the clients and workers we serve around the world. This led to our establishment of an interdisciplinary working group across ADP to determine governance for use cases and adoption of a set of principles and processes to govern the use of these newer technologies, including operational monitoring of recommendations made by AI and ML technologies.
In collaboration with other HCM providers and companies active in the HR space, we worked to develop Best Practices for use of AI in the Workplace led by the Future of Privacy Forum, an organization that brings together industry thought leaders to explore the challenges posed by technological innovation and develop privacy protections, ethical norms, and workable business practices.

Creating a customized HR ecosystem
To meet clients’ shifting needs, we also collaborate with partners through solutions like ADP Marketplace, one of the largest digital HR storefronts with over 800 partner solutions worldwide. ADP Marketplace is enhancing our client experience by offering integrated partner solutions. ADP Marketplace also uses ML to easily surface best-fit applications to meet clients’ critical HR needs. These capabilities are part of ADP’s enterprise-wide initiative to bring the power of AI to HR practitioners, managers and employees. And all ADP Marketplace partners offering AI-enabled solutions must commit to a set of responsible AI principles based on the principles that govern our own products.

As part of our vision to create an HR ecosystem that is not only efficient but empowers businesses and their people, ADP API Central offers clients access to secure APIs, and tools and resources to simplify and automate their business processes with custom integrations, helping to connect their data across their entire ecosystem.

To enhance our integration capabilities, ADP acquired Sora, a low-code intelligent workflow automation and data integration tool that unifies disparate business applications such as HR, IT and other systems and data sets to create a smarter, easier-to-use experience for employees, business owners and HR professionals. The acquisition further solidifies our long-standing strategy to simplify complex HR processes through automation.

Reflecting our commitment to innovation, ADP launched a corporate venture capital arm and innovation lab, ADP Ventures. ADP Ventures’ mission is to enhance and strengthen ADP’s core business, create offerings in new adjacent segments and geographies, and develop new assets to monetize markets and segments beyond HCM. As part of its strategy, ADP Ventures invests in and partners with early-stage and scaling tech startups that advance ADP’s innovation strategy.

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

PRODUCTS AND SOLUTIONS
In order to serve the unique needs of our clients and their diverse types of businesses and workforce models, we provide a range of solutions which businesses of all types and sizes and across geographies can use to recruit, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 890,000 small businesses; ADP Workforce Now®, serving over 85,000 mid-sized and large businesses across our strategic pillars; and ADP Vantage HCM® and our next-gen HCM platform, serving large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of over 65,000 clients with premier global solutions consisting of in-country solutions and multinational offerings, including ADP GlobalView®, ADP Celergo®/Streamline® and ADP iHCM.
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
Payroll Services. We pay over 26 million (approximately 1 out of every 6) workers in the United States. We offer flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports.

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
Workforce Management. ADP’s Workforce Management offers a range of solutions to over 130,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case management modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer data analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of our clients. In our fiscal year ended June 30, 2024, in the United States, we processed and delivered more than 78 million employee year-end tax statements and moved more than $3.1 trillion in client funds to our clients’ employees, tax authorities and other payees.

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
• ADP SmartCompliance Wage Payments. In the United States, we offer compliant pay solutions for today’s workforce, including electronic payroll disbursement options such as payroll cards, digital accounts and direct deposit, as well as traditional payroll checks, which can be integrated with clients’ ERP and payroll systems.
Human Resources Management. Commonly referred to as Human Resource Information Systems, ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for over 240,000 small and mid-sized clients through a variety of insurance carriers. Our automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period, simplifying this task for employers.
Retirement Services. ADP Retirement Services helps over 170,000 employers in the United States administer various types of retirement plans, such as traditional and Roth 401(k)s, profit sharing (including new comparability), SIMPLE and SEP IRAs, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, an SEC registered investment adviser under the Investment Advisers Act of 1940. ADP Retirement Services also offers trustee services through a third party as well as through ADP Retirement Trust Services, LLC, a New Hampshire state-chartered affiliated trust company.
HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with clients from small, midsized and large enterprise organizations, offering a full range of premium services and seamless technology for HR, benefits, payroll, and talent management. We help organizations streamline processes, reduce the daily workload and reduce compliance risk while also gaining a partner to navigate HR challenges. Whether a client chooses our Professional Employer Organization (PEO) or Human Resources Outsourcing (HRO)/Managed Services, we offer solutions tailored to a client’s specific needs and provide day-to-day expertise, guidance and tools, all personalized to meet their unique needs. ADP’s HR Outsourcing solutions serve over three million employees.
Professional Employer Organization. ADP TotalSource is enabled by ADP Workforce Now and offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff a full HR department. With our cloud-based HCM software at the core, we serve more than 17,000 clients and more than 750,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a full-service PEO, ADP TotalSource provides a broad range of HR administrative services, including payroll and payroll tax, employer compliance, HR guidance, employee benefits and benefit administration, talent strategies, and workers’ compensation insurance including risk and claims management. Some of the rich offerings available through ADP TotalSource to address today’s workplace challenges include:
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
• Protection and Compliance: ADP TotalSource HR experts help clients manage the risks of being an employer by advising how to properly handle a range of issues – from HR and safety compliance to employee-relations. This includes access to workers’ compensation coverage and expertise designed to help them handle both routine and unexpected incidents, including discrimination and harassment claims.
• Talent Engagement: Featuring a talent blueprint, ADP TotalSource HR experts work with clients to help them better engage and retain their workforce through solutions that support the core needs of an employee at work. In addition, our full-service recruitment team is dedicated to helping our clients find and hire new talent, while reducing the stress of uncovering top talent.
• Expertise: Each client is assigned a designated HR specialist for day-to-day and strategic guidance. Clients can also access data-driven benchmarks in areas such as turnover and overtime, staffing and benefit costs, and have their ADP HR expert help tailor recommendations to continue to drive their business forward. A payroll specialist is also available to clients to help them ensure their workers are paid correctly, on time and compliantly.
ADP Comprehensive Services. ADP Comprehensive Services combines personalized, high-touch support with our market-leading ADP Workforce Now platform to offer a managed services solution tailored to the specific needs of businesses of all sizes. Our committed team of professionals provides expertise, guidance, and tools across HR, talent, payroll, and benefits administration leveraging proven expertise, deep experience, and best practices. We take the time to understand our clients’ businesses to offer the right support, enabling a flexible partnership that can cover one, some, or all areas of HR and payroll. Our service is designed to act as an extension of our client’s in-house resources, providing outsourced execution that effectively combines processes and technology. With ADP Comprehensive Services, our clients can confidently execute their HCM operations, knowing they have the robust support of our team behind them.

ADP Comprehensive Outsourcing Services (ADP COS). ADP COS is designed for large enterprise outsourcing for payroll. With ADP COS, the day-to-day payroll process becomes our responsibility, freeing up clients to address critical issues like employee engagement and retention. The combination of technology, deep expertise and data-driven insights that ADP COS offers is powerful, allowing clients to focus on strategy and results.
ADP Recruitment Process Outsourcing Services (ADP RPO®). ADP RPO provides deep talent insights to help drive targeted recruitment strategies for attracting top talent. With global, customizable recruitment services, ADP RPO enables organizations to find and hire the best candidates for hourly, professional or executive positions. In addition, we also deliver market analytics, sourcing strategies, candidate screening, selection and on-boarding solutions to help organizations connect their talent strategy to their business’s priorities.
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
ADP Global Payroll is a solution for multinational organizations of all sizes, empowering them to harmonize

HCM strategies in over 140 countries globally. This improves visibility, control and operational efficiency, giving organizations the insight and confidence to adapt to changing local needs, while helping to drive overall organizational agility and engagement.
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
MARKETS AND SALES
Our HCM solutions are offered in over 140 countries and territories across North America, Latin America, Europe, Asia and Africa. The most material markets for HCM Solutions, Global Solutions and HRO Solutions (other than PEO) are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our offerings throughout these geographies are payroll, HR outsourcing and workforce management. In addition, we offer wage and tax collection and/or remittance services in the United States, Canada, the United Kingdom, Australia, India and China. Our PEO business offers services exclusively in the United States.
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
As one of the world’s largest providers of HCM solutions, our systems contain a significant amount of data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection, artificial intelligence (AI) and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both client employee data and our own employee data. The changing nature of these comprehensive laws in the United States, Europe and elsewhere, including the European Union’s (the “EU”) General Data Protection Regulation (the “GDPR”) and the California Privacy Rights Act of 2020 (the “CPRA”), impact our processing of personal information of our employees and on behalf of our clients. The GDPR imposes strict and comprehensive requirements on us as both a data controller and a data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, we are one of the few companies in the world to have implemented Binding Corporate Rules (“BCRs”). Compliance with our BCRs permits us to process and transfer personal data across borders in accordance with the GDPR and other data protection laws in the EU. The CPRA requires companies to provide data disclosure, access, deletion and opt-out rights to consumers in California. In the area of artificial intelligence, some states and localities in the U.S., the EU and elsewhere have proposed or already enacted legislation that imposes obligations on how we develop and market AI-based products and solutions. Specifically, the EU Artificial Intelligence Act imposes requirements on providers of certain types of AI services. Additionally, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or client expectation. In the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.

As part of our payroll and payroll tax management services, we move client funds to our clients’ employees, tax authorities and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. In 2019, the Office of the Comptroller of Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds U.S. client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Our prepaid access offerings are subject to consumer protection laws and regulations, including the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau as well as prohibitions on unfair, deceptive, or abusive acts or practices. Consumer protections for prepaid accounts under Regulation E include requirements related to pre-acquisition fee and other disclosures, error resolution and investigation, and account access. Elements of our money movement activities outside of the United States are subject to licensing and similar anti-money laundering and reporting laws and requirements in certain countries in which we provide such services. In February 2024, ADP Canada Co. became a registered entity with the Financial Transactions and Reports Analysis Centre of Canada (FINTRAC), Canada’s anti-money laundering and anti-terrorist financing supervisor, as a Money Service Business (MSB) as a result of a change in policy guidance from FINTRAC related to the Canadian Proceeds of Crime (Money Laundering) and Terrorist Financing Act.

Our employee background screening services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and, as a Certified PEO, maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws, including worksite employee payroll obligations and with respect to claimed employee retention and other tax credits. ADP Strategic Plan Services, LLC, our registered investment adviser, provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority (FINRA). ADP Retirement Trust Services, LLC supports our Retirement Services business as a New Hampshire state-chartered trust company. ADP Retirement Trust Services, LLC is trustee of and is responsible for oversight and safeguarding of the retirement plan assets of clients of our Retirement Services business. ADP Retirement Trust Services, LLC is a directed-fiduciary with responsibility for oversight of the retirement plan assets and regulated by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, and is also subject to the oversight of the New Hampshire Banking Department.

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
CLIENTS AND CLIENT CONTRACTS
We provide services to more than 1.1 million clients. In fiscal 2024, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
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
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Based on our retention levels in fiscal 2024, our client retention is estimated at approximately 13 years in Employer Services, and approximately 6 years in PEO.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.
RESEARCH AND DEVELOPMENT
During the fiscal years ended June 30, 2024, 2023 and 2022, we invested approximately $1.276 billion, $1.195 billion, and $1.210 billion, respectively, in research and development. These investments include expenses for activities such as the development of new products, maintenance expenses associated with our existing technologies, investments in generative AI, purchases of new software and software licenses, and additions to software resulting from business combinations.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.

OUR HCM STRATEGY
Our Human Capital Management (HCM) strategy is simple, our people have differentiated us for 75 years and we remain committed to valuing, developing and engaging them.

Our Chief Human Resources Officer (CHRO), together with our Executive Leadership Team, manages our HCM strategy and related programs and initiatives, as well as our talent strategy. Our CHRO, along with our CEO, as appropriate, regularly updates and supports our Compensation and Management Development Committee of the Board (“CMDC”) as well as the Board of Directors on HCM matters, including culture, engagement, hiring, rewards, and inclusion, diversity, equity and belonging efforts. The CMDC is responsible for these matters, as well as our executive compensation program, company-wide equity-based plans, and our management succession planning and development program.

Our Associates and Demographics
As of June 30, 2024, our global team of associates consisted of approximately 64,000 persons. We track certain gender and racial demographics of our workforce and share them in our annual Global Corporate Social Responsibility (“CSR”) Report, which is available on our website. Nothing in our CSR Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Our Culture and Values
Seventy-five years ago, our founders established values that guide us today. These values have helped shape our one-of-a-kind culture, which embraces inclusion, diversity, equity and belonging.

Our long-term business success is closely linked to our commitment to creating an environment in which our associates thrive, and to do so we listen to and engage our associates. We conduct an annual culture survey, myVoice, where our associates can share their perspectives on important topics, including client service, inclusion, diversity, equity and belonging, social responsibility, ethics, innovation and leadership. Along with many of our world-class clients, we leverage our innovative StandOut® powered by ADP platform, to help managers drive talent engagement throughout the year. We issue quarterly global StandOut® Engagement Pulse® surveys to ensure that all associates can share with their leaders how they feel about their work and their colleagues, and for us to get a snapshot of engagement across the globe.

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
Inclusion, diversity, equity and belonging are cornerstones of our one-of-a-kind culture. We value diverse perspectives and believe that our associates and their best ideas thrive in a diverse and inclusive environment. We strive to reflect the diversity of the communities and clients we serve and are firmly focused on ensuring that all our associates are welcomed and enjoy a deep sense of belonging.
We have a number of initiatives to strengthen and further cultivate our inclusive and diverse culture. As an example, ADP’s Global IDEB Impact Council was created to align and amplify our inclusion efforts, providing us with an advantage to attract and retain associates and clients. The council, comprised of senior leaders across the enterprise, was designed to focus across four pillars, including Technology & Innovation, Culture & Belonging, Business Practices and Talent Practices. Our voluntary business resource groups (BRGs), which cover a broad array of diverse associates that share common interests and experiences, make us stronger by promoting inclusion, diversity, equity and belonging and cultural awareness, accelerating associate engagement, retention and career development, helping build relationships with diverse markets in our communities, and promoting the conservation and restoration of natural resources.

At ADP, we are committed to upholding fair and equitable pay. Pay equity is critical to creating an inclusive and engaging culture that enables all associates to reach their full potential. We make pay decisions based on skills, job-related experience, the market value of the job and performance. We have incorporated regular pay equity reviews into our compensation decisions. And, we no longer ask candidates to provide their salary history in most of the countries where we operate.

Our commitment to building a better world of work and creating a workplace where everyone can thrive has led to recognition across the globe, including Fortune’s World’s Most Admired Companies (18 consecutive years); Disability:IN Best Place to Work for Disability Inclusion; Fair360 Top 50 Companies for Diversity; Seramount’s Best Companies for Multicultural Women; Fast Company’s Best Workplaces for Innovators; Newsweek’s America’s Most Responsible Companies; and Newsweek’s Most Trustworthy Companies in America.

Our Talent Strategy
Our talent strategy is simple – we aim to attract, develop and retain ambitious, passionate and overall top talent by offering a place where our associates can grow their careers, challenge themselves, share generously, take risks, and create positive change. This has allowed us to be recognized by esteemed organizations as an employer of choice year after year.
We invest in our team members so that they have the skills necessary to succeed and grow their careers. The ADP talent journey begins with an innovative, engaging and comprehensive onboarding process followed by extensive training and mentorship. Thereafter, our associates can access a wide range of professional and functional skills training to further continue and enhance performance and career development. Our sales professionals are provided with award winning training programs and tools throughout their careers, and we also provide our technologists with access to training and experiences in the latest technologies on the market. We know our people leaders have tremendous impact on our associates and clients, and so we invest in a leadership development strategy that uses innovative approaches to support new and experienced leaders with formal learning, tools to understand and engage their team, and in the moment support during moments that matter. Additionally, our succession planning process deploys leaders to new career experiences that help ensure we are developing executives that will deliver results now and in the future.
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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby, adversely impact interest income from investing client funds before such funds are remitted to the applicable tax authorities. Changes in U.S. or foreign tax laws, regulations or rulings or the interpretation thereof could adversely affect our effective tax rate and our net income. Changes in laws, or interpretations thereof, that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. In addition, changes in the manner in which health and welfare plans sponsored by PEOs or the TotalSource Health and Welfare Plan, in particular, are regulated could adversely impact the demand for our PEO offering.

Because our PEO is a co-employer with our PEO clients and a Certified PEO by the Internal Revenue Service, we may be subject to certain obligations, responsibilities and liabilities of an employer with respect to Worksite Employees (WSE), including with respect to their wages and the payment thereof, the payment of certain taxes with respect to WSE wages and employee benefits provided to the WSEs. Even though PEO clients are contractually responsible for the timely remittance of such costs, it is possible that our clients will not remit such payments despite their contractual obligations. The risk of failing to receive such payments from PEO clients could be magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank with whom a significant number of PEO clients may bank at the time, or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any payments not timely remitted and could have an adverse impact on our financial results and liquidity.

Our Wisely® offerings and potentially other future offerings in the payments and/or consumer space may subject us to additional laws and regulations, some of which may not be uniform and may require us to modify or restrict our offerings and decrease our potential revenue and earnings.

Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide continue to exercise a high level of scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such scrutiny has resulted in aggressive investigations and enforcement of such laws and burdensome regulations, any of which could materially adversely impact our business. We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties and, in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as national trust banks and providers of prepaid access like us), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business as a provider of prepaid access, and registered ADP Trust Bank and ADP Retirement Trust Services with the Treasury Department’s Financial Crimes Enforcement Network (FinCEN). ADP Canada Co. is a registered entity with the Financial Transactions and Reports Analysis Centre of Canada (FINTRAC) as a Money Service Business (MSB).

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we regularly review, upgrade and enhance our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operations or financial condition. Further, bank regulators continue to impose additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses and third-party senders to be higher risk customers for money laundering. As a result, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operations or financial condition.
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
We believe that providing insights and content from data, including via artificial intelligence (AI) and machine learning (ML), will become increasingly important to the value that our solutions and services deliver to our clients. We are increasingly leveraging AI and ML in our solutions and service delivery and are exploring how best to integrate generative AI technologies and develop and deploy capabilities that are beneficial to our clients and their employees. However, legislation that governs the development and/or use of AI has been adopted or is under consideration in the U.S. at the state and local level, as well as abroad. In addition, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk

Management Framework are being promulgated and adherence to these may become an industry standard or a client expectation. As a result, the ability to provide data-driven insights and otherwise leverage AI and ML may be constrained by current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways. Our use of generative AI in our products and operations also introduces additional risks, including risks related to accuracy, bias, security, and privacy. For example, if the data used to train a model or the model’s output is inaccurate or biased, or alleged to be inaccurate or biased, we could be subject to reputational damage or litigation.

Complying with privacy, data protection, AI and cyber security laws and requirements, including the enhanced obligations imposed by the GDPR, our BCRs, U.S. state privacy laws, including the CPRA, and the EU Artificial Intelligence Act, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. In addition, data security events, concerns about privacy abuses by other companies and increased awareness of the potential (positive and negative) of AI are changing consumer and social expectations for enhanced protections (including with respect to bias and potential discrimination). As a result, noncompliance, the failure to meet such expectations or the perception of noncompliance or such failure, whether or not valid, may damage our reputation.
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand
Our ability to compete and our success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, clients, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property (including source code) could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by third parties or our personnel. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which may be successful. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.
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
SECURITY AND TECHNOLOGY RISKS
Our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of personal and business information, and collect, hold and transmit client funds, and a security or privacy breach may damage or disrupt our businesses or operations, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and materially adversely affect our results of operations
In connection with our business, we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other personal and business information. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees.
We are focused on safeguarding and protecting personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment continues to grow increasingly hostile as attacks on information technology systems continue to grow in frequency, complexity and sophistication (including due to the use of AI), and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these malicious parties may be state-sponsored and/or supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because malevolent parties (which could include our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place designed to prevent, detect and respond to data or cybersecurity incidents. However, as a result of the complexity of our operating environment, the period over which hardware and software has been acquired or other reasons, our programs and processes may not be sufficient or adequate or may fail to prevent, detect or respond to a cybersecurity incident or identify and/or remediate a security vulnerability in our operating environment. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated (including due to the use of AI). We may fail to anticipate or detect these techniques and/or incidents for long periods of time and, even when we do so, we may be unable or fail to implement adequate or timely preventive or responsive measures. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Hardware, software, applications or services that we develop or procure from third parties, or are required by third parties such as foreign governments to install on our systems, may contain defects in design or manufacture or other problems that could (or, in respect of third-party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties have also attempted to gain (and in certain cases have gained), and will continue to attempt to gain, access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our personnel, including phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems or otherwise compromise the confidentiality, integrity or availability of data or our systems. As these threats continue to evolve and increase (including due to the use of AI), we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our cybersecurity controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect confidential personal and business information, we may not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners and, in any event, third parties may be able to circumvent those security measures. Information or system access obtained by malevolent parties (which could include our personnel) resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well.

We have been, and expect we will continue to be, the subject of cybersecurity attacks, including unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, and theft of sensitive information (including our intellectual property). Although none of the cybersecurity incidents that we have identified to date have materially affected us, including our business strategy, operations, results of operations, or financial condition, we continue to face significant known and unknown cybersecurity threats. In the future, a cybersecurity attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, theft of non-public or other sensitive information, or similar act by a malevolent party (which could include our personnel), or inadvertent acts or inactions by our vendors, partners or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or our intellectual property or the theft of client or ADP funds, which could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment continues to grow increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business, financial condition or results of operations.

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
Our systems, applications, solutions and services may be subject to disruptions that could have a materially adverse effect on our business, operations, financial condition, results of operations or reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We need to properly manage our systems, applications and solutions, and any upgrades, enhancements and expansions we may undertake from time to time, in order to ensure they properly support our businesses. From time to time, these systems, applications or solutions fail to operate properly or become disabled. Any such failure or disablement, even for a brief period of time, whether due to malevolent acts, errors, defects or any other factor(s), could result in financial loss, a disruption of our businesses or operations, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a materially adverse effect on our business, results of operations or financial condition. We have a global business resiliency program that includes disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans and procedures may not be successful in preventing or mitigating the loss of client data or funds, service interruptions, disruptions to our operations, or damage to our important facilities. In addition, the severity of the failure or disablement may require us to replace or rebuild the affected system(s), application(s) or solution(s) and we may be unable to do so before it materially adversely affects our business or operations.
A disruption of the data centers or cloud-computing or other technology services or systems that we utilize could have a materially adverse effect on our business, operations, financial condition or results of operations
We host our applications and serve our clients with data centers that we operate, and with data centers that are operated, and cloud-computing and other technology services and systems that are provided, by third-party vendors. These data centers or cloud-computing and other technology services and systems have failed, become disabled or been disrupted, and may do so in the future. Any failure, disablement or disruption, even for a limited period of time, could disrupt our businesses or operations and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, our third-party vendors may cease providing data center facilities or cloud-computing or other technology services or systems (including those on which our products or services are based), elect to not renew their agreements or licenses with us on commercially reasonable terms or at all, breach their agreements or licenses with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operations or financial condition.
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

In addition, as part of our client funds investment strategy, we extend the maturities of our investment portfolio for client funds and utilize short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In order to satisfy these short-term funding requirements, we maintain access to various sources of liquidity, including borrowings under our commercial paper program and our committed credit facilities, our ability to execute regular reverse repurchase transactions, our committed reverse repurchase agreements, and corporate cash balances. A reduction in the availability of any such financing during periods of disruption in the financial markets or otherwise may increase our borrowing costs and/or require us to sell available-for-sale securities in our funds held for clients to satisfy our short-term funding requirements. When there is a reduction in employment levels due to a slowdown in the economy, the Company may experience a decline in client fund obligations and may also sell available-for-sale securities in our funds held for clients in order to reduce the size of the funds held for clients to correspond to client fund obligations. A sale of such available-for-sale securities may result in the recognition of losses and reduce the interest income earned on funds held for clients, either or both of which may adversely impact our results of operations, financial condition and cash flow.

In connection with our client funds assets investment strategy, we attempt to minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by generally impounding the client’s funds at or before the time of payment of such client’s obligation. When we don’t impound client funds by the time we pay such client obligations (including for PEO clients with respect to which we are legally obligated for payroll and tax obligations in respect of WSEs as a Certified PEO), we are at risk of not recovering such funds or a material delay in such recovery. Such risk could be magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank with whom a significant number of clients may bank at the time or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any funds from clients and could have an adverse impact on our financial results and liquidity.

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

We publicly share certain information about our environmental, social and governance (“ESG”) initiatives, including our efforts related to greenhouse gas emissions reductions and Inclusion, Diversity, Equity and Belonging efforts. We may face increased scrutiny related to our ESG initiatives and any related targets, including from the investment community. In addition, our ability to achieve certain ESG initiatives and targets may depend on the actions or continuing requirements of governmental entities (e.g., our paperless initiatives may depend on whether certain states continue to require employers to offer employees the option to be paid by paper check or to obtain employee consent to be paid electronically instead of by paper check). There has also been an increase in current and proposed ESG regulations, standards and reporting requirements, which may result in legal and regulatory uncertainty as well as increased compliance costs for our business. Further, developments in the law relative to diversity may influence our talent strategies. Our failure to achieve progress in these and other ESG areas on a timely basis, or at all, our failure to fully comply with these new ESG requirements, or our failure to do so in a timely manner, or a negative perception of our ESG initiatives could adversely impact our reputation, business, including employee recruitment and retention, financial results, and growth.

Change in our credit ratings could adversely impact our operations and lower our profitability
The major credit rating agencies periodically evaluate our creditworthiness and have given us strong, investment-grade long-term debt ratings and high commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain short-term borrowing required by our business, and adversely impact our results of operations.
Our business could be negatively impacted as a result of actions by activist stockholders or others
We have been in the past, and may be in the future, subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our ESG efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential clients and business partners and may affect our relationships with current clients, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk management and strategy

At ADP, security is integral to our products, our business processes and infrastructure. We have an enterprise-wide approach to security with the objectives of protecting client data and funds, and preventing security incidents that could adversely affect the confidentiality, integrity, or availability of our information systems and data that resides in those systems, while also improving our system resilience with the aim of minimizing the impact to our business when incidents do occur.

In connection with our business, we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees. As the global environment continues to grow increasingly hostile and attacks on information technology systems continue to grow in frequency, complexity and sophistication, we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because malevolent parties may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.

ADP has implemented a cybersecurity program designed to assess, identify, and manage risks from cybersecurity threats. Our cybersecurity policies, processes, and standards are informed by industry practices and by industry frameworks and standards such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the International Organization for Standardization information security standards, including those standards for which we do not have a certification, but we do exercise judgment in selecting applicable controls from such framework or standards. Our cybersecurity program includes:

•Technical Safeguards. We have implemented a layered approach to defend against cybersecurity threats. We periodically evaluate technical controls through application security assessments, vulnerability management, penetration testing, and security audits.

•Incident Management and Response. A global team monitors our key applications and systems 24/7/365 to detect, investigate and respond to anomalies and incidents. This team addresses reported or detected issues by following a defined incident lifecycle and uses an incident management system to record facts, impact and remedial actions taken. We have established a cybersecurity incident response plan and escalation process, outlining processes for responding to incidents from identification to mitigation and notifying members of senior leadership, the board of directors and external advisors, as appropriate. We test our plans and processes through simulation exercises, scenario planning and tabletop exercises, using findings to improve processes.

•External and Internal Assessments. We periodically engage assessors, consultants, auditors, and other third parties to evaluate our technology, security, and related controls and benchmark against industry practices. We engage in both internal and external assurance and audit activities across the company multiple times a year including an annual third-party review of our overall cybersecurity program.

•Threat Intelligence. We maintain affiliations with cybercrime task forces and other third-party monitoring organizations. In addition, we collaborate with professional security organizations, law enforcement and technology companies to proactively identify malicious activity.

•Business Resiliency Program. We have established a global, integrated business resiliency program designed to manage the impacts of technological, environmental, process and health risks on service delivery. This program uses an integrated framework that lays out our mitigation, preparedness, response and recovery process.

•Third-Party Risk Management. We maintain a third-party risk management process, designed to identify and manage risks associated with our vendors and other third parties, that includes conducting security assessments prior to engagement and periodically during the engagement. We also seek to include security and privacy terms, where appropriate, in our contracts with third-party service providers that require third parties to maintain security controls to protect our data and notify us in the event of a cybersecurity incident.

•Security Awareness and Training Program. Our security training and awareness program is a continuous, dynamic initiative, designed to develop and maintain a security-focused culture and empower our associates to make responsible, secure decisions. As part of this awareness program, we communicate to our associates on a regular basis regarding key security topics and current events, best practices for addressing such cybersecurity threats, and gamification to reinforce effective behaviors. All associates are also required to take an annual, interactive security training program that includes an overview of key security topics, policies and responsibilities.

We have also integrated cybersecurity related risks into our enterprise risk management program, which is designed to identify, prioritize, assess, monitor and mitigate the various risks confronting ADP, including cybersecurity risks. Our enterprise risk management team conducts a range of activities, including an annual enterprise risk management assessment.

We have been, and continue to be, the subject of cybersecurity attacks, including unauthorized intrusion, malicious software infiltration, network disruption, and denial of service. Although we believe that we maintain a robust program of information security and controls and none of the cybersecurity incidents that we have identified to date have materially affected us, including our business strategy, results of operations, or financial condition, we cannot provide assurances that a cybersecurity incident will not materially affect us, or our business strategy, results of operations or financial condition in the future. For additional information on cybersecurity related risks, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Governance

A cross-functional, enterprise-wide management program operates to evaluate our global cybersecurity program’s effectiveness and members of the company’s executive committee, through an executive security council, routinely review strategy, policy, program effectiveness, standards enforcement and cyber issue management.

Our chief information security officer (“CISO”) leads our global cybersecurity program and oversees the global cybersecurity services team, which is responsible for monitoring, identifying, assessing and managing cybersecurity threats across ADP. Our CISO reports to our chief security officer (“CSO”), who leads our global security organization and is responsible for cybersecurity, fraud prevention, operational risk management, client security management, and workforce protection. Our CSO has over 20 years of experience in a range of security roles, including serving as a chief security officer at another public company, and participates in various cyber security organizations. The current CISO has served in various roles in cybersecurity and information technology for over 25 years and has attained the professional certification of Certified Information Security Manager.

Our board of directors and our audit committee are actively engaged in the oversight of our global cybersecurity program. Our audit committee receives regular, quarterly reports on these matters from our CSO and leadership from our global product and technology organization, including on the status of projects to strengthen the company’s cybersecurity systems and improve cyber readiness, as well as on existing and emerging threat landscapes. Concurrent and in addition to these reports, our chief administrative officer (“CAO”) (who oversees legal, security and compliance matters) provides a legal, regulatory and ethics update at each meeting of the audit committee of our board of directors, which includes matters of cybersecurity, as appropriate. In addition, important actual or emerging cybersecurity events are communicated to the board of directors by our CAO and Chief Legal Officer, even if immaterial to us.
Our global cybersecurity program is subject to an annual third-party assessment overseen by our board of directors and this assessment reviews all aspects of our cyber program. Findings are reported to our board and, in response, ADP develops initiatives to improve our maturity across each of the pillars of the NIST Cybersecurity Framework. The status of these initiatives is then reviewed with our audit committee during its quarterly meetings. This governance process encourages an environment of continuous improvement. In advance of these quarterly meetings, members of our audit committee with cybersecurity expertise informally meet with our CAO, CSO, and other members of leadership, as appropriate, to advise and provide additional guidance and industry insights to the Company.

Item 2. Properties
ADP owns 6 of its processing/print centers, and 12 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,690,198 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,649,576 square feet worldwide, expire at various times up to the year 2035. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2024, there were 31,271 holders of record of the Company’s common stock. As of such date, 1,620,873 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
April 1, 2024 to April 30, 2024	583,609	$245.10	583,460	$3,368,435,067
May 1, 2024 to May 31, 2024	623,282	$246.45	622,878	$3,214,926,248
June 1, 2024 to June 30, 2024	544,622	$244.84	543,211	$3,077,743,017
Total	1,751,513		1,749,549

(1)
During the three months ended June 30, 2024, pursuant to the terms of the Company’s restricted stock program, the Company purchased 1,964 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative return on ADP's common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2019, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
6/19
6/20
6/21
6/22
6/23
6/24
Automatic Data Processing, Inc.
S&P 500
Nasdaq Dividend Achievers Select

(a)    We use the Nasdaq Dividend Achievers Select Index as our Peer Group Index. The Nasdaq Dividend Achievers Select Index is a select group of companies, that includes ADP, with at least ten consecutive years of increasing annual regular dividend payments.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Tabular dollars are presented in millions, except per share amounts

The following section discusses our year ended June 30, 2024 (“fiscal 2024”), as compared to year ended June 30, 2023 (“fiscal 2023”). A detailed review of our fiscal 2023 performance compared to our fiscal 2022 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2023.

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “outlook,” “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors”, and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

During the fiscal year we made meaningful progress on our strategic priorities. We took action to lead with best-in-class HCM technology by launching ADP Assist, our cross-platform solution powered by generative AI ("GenAI") that empowers employees and HR professionals through smart, user-centric solutions. To lean into our unmatched expertise, we provided our service and implementation associates with new GenAI capabilities to help them deliver even better client experiences. Finally, we leveraged our global scale by extending our global footprint and deepening our partnerships with other leading technology providers to simplify HCM processes for our clients.

Highlights from the year ended June 30, 2024 include:

•Revenue growth of 7% to $19,202.6 million; 6% organic constant currency
•Earnings before income taxes margin expansion of 70 bps, and adjusted EBIT margin expansion of 70 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 11% and 12%, to $9.10 and $9.18, respectively
•Cash returned via shareholder friendly actions of $3.4B, including $2.2B of dividends and $1.2B of share repurchases

For fiscal 2024, we delivered solid revenue growth of 7%, 6% on organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 2% for the year ended June 30, 2024 as compared to the year ended June 30, 2023. PEO average worksite employees increased 2% for the year ended June 30, 2024, as compared to the year ended June 30, 2023. Additionally, our strong ES new business bookings performance resulted in growth of 7% in fiscal 2024, and ES client revenue retention was 92% driven by continued improvement in our client satisfaction scores. We believe these results are largely attributable to improvements made to our platforms and service over multiple years.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at June 30, 2024 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2024	2023

Total Revenues	$19,202.6	$18,012.2
YoY Growth	7%	9%
YoY Growth, Organic Constant Currency	6%	10%

Revenues in fiscal 2024 increased due to new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, an increase in our pays per control, continued strong client retention, an increase in interest on funds held for clients, and an increase in pricing. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues in fiscal 2024 include interest on funds held for clients of $1,024.7 million, as compared to $813.4 million in fiscal 2023. The increase in interest earned on funds held for clients resulted from an increase in our average interest rate earned to 2.9% in fiscal 2024, as compared to 2.4% in fiscal 2023, coupled with an increase in our average client funds balances of 3.6% to $35.4 billion in fiscal 2024 as compared to fiscal 2023.

Total Expenses

	Years Ended
	June 30,
	2024	2023	% Change

Costs of revenues:
Operating expenses	$9,050.1	$8,657.4	5%
Research and development	955.7	844.8	13%
Depreciation and amortization	470.9	451.2	4%
Total costs of revenues	10,476.7	9,953.4	5%
Selling, general and administrative expenses	3,778.9	3,551.4	6%
Interest expense	361.4	253.3	43%
Total expenses	$14,617.0	$13,758.1	6%

For the year ended June 30:

Operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-through costs to $3,975.9 million from $3,800.9 million for the years ended June 30, 2024 and 2023, respectively. Additionally, operating expenses increased by $68.5 million due to increased service and implementation costs in support of our growing revenue, and increased $70.0 million due to less favorable actuarial loss development in workers’ compensation reserves in ADP Indemnity as compared to prior year.

Research and development expenses increased for fiscal 2024 due to increased investments and costs to develop, support, and maintain our new and existing products, and increased investments in GenAI, including the integration of GenAI in our existing products.

Depreciation and amortization expenses increased for fiscal 2024 due to the amortization of new investments in purchased software and internally developed software primarily for our next-gen products.

Selling, general and administrative expenses increased for fiscal 2024 due to increased selling expenses as a result of investments in our sales organization to support increased bookings, and increased severance costs due to company-wide efforts related to workforce optimization.

Interest expense increased due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 5.3% and 5.5%, respectively, for the year ended June 30, 2024, as compared to 3.7% and 4.3%, respectively, for the year ended June 30, 2023, also coupled with a higher volume of average commercial paper and reverse repurchase borrowings, as compared to the year ended June 30, 2023.

Other (Income)/Expense, net

Years ended June 30,	2024	2023	$ Change
Interest income on corporate funds	$(241.3)	$(149.5)	$91.8
Realized losses on available-for-sale securities, net	5.9	14.7	8.8
Impairment of assets	—	2.1	2.1
Gain on sale of assets	(17.1)	—	17.1
Non-service components of pension income, net	(34.2)	(50.8)	(16.6)
Other (income)/expense, net	$(286.7)	$(183.5)	$103.2

Interest income on corporate funds increased in fiscal 2024, as compared to fiscal 2023, due to higher average interest rates of 3.3% for the year ended June 30, 2024, as compared to 2.4% for the year ended June 30, 2023, coupled with higher average investment balances of $7.4 billion in fiscal 2024 as compared to $6.3 billion in fiscal 2023. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

In fiscal 2024, the Company recognized a gain of $17.1 million, in relation to the sale of buildings and land.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2024	2023	YoY Growth
EBIT	$4,872.3	$4,437.6	10%
EBIT Margin	25.4%	24.6%	70 bps
Adjusted EBIT	$4,890.1	$4,467.9	9%
Adjusted EBIT Margin	25.5%	24.8%	70 bps

Earnings before income taxes increased due to the increases in total revenues partially offset by the increases in total expenses discussed above.

Overall margin increased due to the increases in total revenues discussed above, increased interest income on corporate funds, operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increases in selling and marketing expenses, increased interest expense, less favorable actuarial loss development in workers’ compensation reserves related to ADP Indemnity, and investments and costs to develop, support, and maintain our new and existing products.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including certain legal matters, charges related to our broad-based transformation initiative and workforce optimization.

Provision for Income Taxes

The effective tax rate in fiscal 2024 and 2023 was 23.0% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to a valuation allowance release and an intercompany transfer of certain assets offset by a lower benefit for adjustments to prior year tax liabilities in fiscal 2024. Refer to Note 11, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2024 and 2023 was 23.0% and 23.1%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2024	2023	YoY Growth

Net earnings	$3,752.0	$3,412.0	10%
Diluted EPS	$9.10	$8.21	11%
Adjusted net earnings	$3,784.5	$3,419.5	11%
Adjusted diluted EPS	$9.18	$8.23	12%

Adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

Diluted EPS increased as a result of the increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 5.1 million shares during fiscal 2024 and 4.9 million shares during fiscal 2023, partially offset by the issuances of shares under our employee benefit plans.

For fiscal 2024, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2024	2023	As Reported	Organic Constant Currency
Employer Services	$12,980.8	$12,042.6	8%	7%
PEO Services	6,233.6	5,984.2	4%	4%
Other	(11.8)	(14.6)	n/m	n/m
	$19,202.6	$18,012.2	7%	6%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2024	2023	As Reported
Employer Services	$4,555.5	$3,974.2	15%
PEO Services	921.5	977.3	(6)%
Other	(604.7)	(513.9)	n/m
	$4,872.3	$4,437.6	10%

	Margin
	Years Ended June 30,

	2024	2023	YoY Growth
Employer Services	35.1%	33.0%	210 bps
PEO Services	14.8%	16.3%	(150) bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased due to new business started from New Business Bookings, an increase in our pays per control of 2%, continued strong client retention, an increase in interest earned on funds held for clients, and an increase in pricing.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased in fiscal 2024 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to an increase in investments and costs to develop, support, and maintain our new and existing products, increases in selling and marketing expenses, and costs to service our client base in support of our growing revenue.

Margin

Employer Services' margin increased due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by investments and costs to develop, support, and maintain our new and existing products.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2024	2023	$	%
PEO Services' revenues	$6,233.6	$5,984.2	$249.4	4%
Less: PEO zero-margin benefits pass-throughs	3,975.9	3,800.9	175.0	5%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$2,257.7	$2,183.3	$74.4	3%

PEO Services' revenues increased 4% for fiscal 2024 due to increases in average worksite employees of 2% for fiscal 2024, as compared to fiscal 2023, and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services’ earnings before income taxes decreased 6% in fiscal 2024 due to less favorable actuarial loss development in workers’ compensation reserves in ADP Indemnity of $70.0 million as compared to prior year, increases in selling expenses, and increases in zero-margin benefits pass-through costs for the year ended June 30, 2024, partially offset by increased revenues discussed above.

Margin

PEO Services' overall margin decreased for fiscal 2024 due to less favorable actuarial loss development in workers’ compensation reserves in ADP Indemnity, increases in selling expenses, and increases in zero-margin benefits pass-through costs, partially offset by increased revenues discussed above.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2024, ADP Indemnity paid a premium of $269 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2024 policy year up to $1 million per occurrence. ADP Indemnity recorded a pre-tax benefit of approximately $3 million in fiscal 2024 and a pre-tax benefit of approximately $73 million in fiscal 2023, which were primarily the results of less favorable actuarial loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $276 million in July 2024, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2025 policy year on terms substantially similar to the fiscal 2024 reinsurance policy.

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

	Years Ended June 30,		% Change
	2024	2023	As Reported
Net earnings	$3,752.0	$3,412.0	10%
Adjustments:
Provision for income taxes	1,120.3	1,025.6
All other interest expense (a)	71.4	70.9
All other interest income (a)	(97.0)	(50.5)
Transformation initiatives (b)	5.4	8.7
Legal settlements (c)	(4.0)	1.2
Workforce optimization (d)	42.0	—
Adjusted EBIT	$4,890.1	$4,467.9	9%
Adjusted EBIT Margin	25.5%	24.8%

Provision for income taxes	$1,120.3	$1,025.6	9%
Adjustments:
Transformation initiatives (e)	1.3	2.2
Legal settlements (e)	(0.9)	0.2
Workforce optimization (e)	10.5	—
Adjusted provision for income taxes	$1,131.2	$1,028.0	10%
Adjusted effective tax rate (f)	23.0%	23.1%

Net earnings	$3,752.0	$3,412.0	10%
Adjustments:
Transformation initiatives (b)	5.4	8.7
Income tax (benefit)/provision for transformation initiatives (e)	(1.3)	(2.2)
Legal settlements (c)	(4.0)	1.2
Income tax (benefit)/provision for legal settlements (e)	0.9	(0.2)
Workforce optimization (d)	42.0	—
Income tax (benefit)/provision for workforce optimization (e)	(10.5)	—
Adjusted net earnings	$3,784.5	$3,419.5	11%

Diluted EPS	$9.10	$8.21	11%
Adjustments:
Transformation initiatives (b) (e)	0.01	0.02
Legal settlements (c) (e)	(0.01)	—
Workforce optimization (d) (e)	0.08	—
Adjusted diluted EPS	$9.18	$8.23	12%

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

(b) In fiscal 2024, the charges include consulting costs relating to our company-wide transformation initiatives.

(c) Represents reserve reversal of a legal matter from fiscal 2023.

(d) The charges relating to workforce optimization represent severance charges. Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to a broad-based, company-wide workforce optimization effort.

(e) The income tax (benefit)/provision was calculated based on the marginal rate in effect for the year ended June 30, 2024.

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

Year Ended
June 30,
2024
Consolidated revenue growth as reported	7%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Consolidated revenue growth, organic constant currency	6%

Employer Services revenue growth as reported	8%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Employer Services revenue growth, organic constant currency	7%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, cash and cash equivalents were $2.9 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2024 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows are summarized as follows:

	Years ended June 30,
	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$4,157.6	$4,207.6	$(50.0)
Investing activities	(1,389.0)	(2,517.3)	1,128.3
Financing activities	(1,431.7)	(15,680.7)	14,249.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22.4)	(21.1)	(1.3)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,314.5	$(14,011.5)	$15,326.0

Net cash flows provided by operating activities decreased due to a net unfavorable change in the components of operating assets and liabilities primarily due to timing on collections of accounts receivable, offset by growth in our underlying business (net income adjusted for non-cash adjustments), as compared to the year ended June 30, 2023.

Net cash flows used in investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $1,117.5 million.

Net cash flows used in financing activities changed due to a net increase in the cash flow from client funds obligations of $13,715.7 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, a net increase in cash received from the Internal Revenue Service as of June 30, 2024 to be refunded to our clients, a net increase in proceeds related to reverse repurchase agreements, offset by an increase in dividends paid, and an increase in repurchases of common stock in fiscal 2024.

We purchased approximately 5.1 million shares of our common stock at an average price per share of $244.04 during fiscal 2024, as compared to purchases of 4.9 million shares at an average price per share of $227.30 during fiscal 2023. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
Capital Resources and Client Fund Obligations

We have $3.0 billion of senior unsecured notes with maturity dates in 2025, 2028, and 2030. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 9 of our Consolidated Financial Statements for a description of our senior unsecured notes.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2024, the company increased its U.S. short-term commercial paper program to provide for the issuance of up to $10.3 billion from $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2024 and 2023, we had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2024	2023
Average daily borrowings (in billions)	$3.5	$3.4
Weighted average interest rates	5.3%	3.7%
Weighted average maturity (approximately in days)	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. We have $7.3 billion available to us on a committed basis under these reverse repurchase agreements. At June 30, 2024 and 2023, there were $385.4 million and $105.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2024	2023
Average outstanding balances	$1,828.6	$1,279.9
Weighted average interest rates	5.5%	4.3%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one-year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2028 and June 2029, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2024 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through June 30, 2024. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 4 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2024 were $211.7 million, as compared to $206.0 million for fiscal 2023. We expect capital expenditures in fiscal 2025 to be between $200 million and $225 million.

Contractual Obligations

Our contractual obligations at June 30, 2024 relate primarily to operating leases (Note 6) and other arrangements recorded in our balance sheet or disclosed in the notes to our financial statements, including benefit plan obligations (Note 10), liabilities for uncertain tax positions (Note 11), purchase obligations (Note 12), debt obligations (Note 9) and $200.1 million of interest payments on our debt, of which $64.3 million is expected to be paid within one year.

In addition to the obligations described above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2024, the obligations relating to these matters, which are expected to be paid in fiscal 2025, total $39,503.9 million, and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $37,996.1 million of cash and cash equivalents and marketable securities to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2024. In addition, as of June 30, 2024, we held approximately $622.0 million of funds received from the Internal Revenue Service that will be refunded to our clients in fiscal 2025. This obligation is recorded in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Separately, ADP Indemnity paid a premium of $276 million in July 2024 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year. At June 30, 2024, ADP Indemnity had total assets of $684.4 million to satisfy the actuarially estimated unpaid losses of $611.5 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $1.1 million and $0.8 million, net of insurance recoveries, in fiscal 2024 and 2023, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

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

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade marketable securities. These assets are available for our regular quarterly dividends, share repurchases, capital expenditures and/or acquisitions, as well as other corporate operating purposes. All of our fixed-income securities are classified as available-for-sale securities.

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities in order to reduce the size of the funds held for clients to correspond to client funds obligations. We attempt to minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by generally impounding the client’s funds by the time we pay such client’s obligation. When we don’t impound client funds in advance of paying such client obligations, we are at risk of not recovering such funds or experiencing a material delay in such recovery. Through our clients funds investment strategy and client impounding processes, we have consistently maintained the required level of liquidity to satisfy all of our obligations.

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.3 billion of which is available on a committed basis), and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2024	2023
Average investment balances at cost:
Corporate investments	$7,397.1	$6,293.9
Funds held for clients	35,369.5	34,142.8
Total	$42,766.6	$40,436.7

Average interest rates earned exclusive of realized losses/(gains) on:
Corporate investments	3.3%	2.4%
Funds held for clients	2.9%	2.4%
Total	3.0%	2.4%

Net realized losses on available-for-sale securities	5.9	14.7

As of June 30:
Net unrealized pre-tax losses on available-for-sale securities	$(1,515.8)	$(2,206.9)

Total available-for-sale securities at fair value	$31,207.5	$29,764.9

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.4% for fiscal 2023 to 3.0% for fiscal 2024. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $17 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2025. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $7 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2025.

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

Judgments and Uncertainties

The Company has estimated the amortization periods for deferred costs by using its historical client retention rates by business unit to estimate the pattern during which the service transfers. The expected client relationship period ranges from three to eight years.

Sensitivity of Estimate to Change
As the assumptions used to estimate the amortization period of the deferred costs could have a material impact on timing of recognition, we assess the amortization periods annually using historical retention rates. Actual retention rates were not materially different than those used in our calculation to determine the amortization period. We regularly review our deferred costs for impairment. There were no impairment losses incurred during the fiscal years ended June 30, 2024, June 30, 2023, or June 30, 2022.

Goodwill.

Description
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

Judgments and Uncertainties
The Company’s annual goodwill impairment assessment as of June 30, 2024 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.

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

We completed our annual assessment of goodwill as of June 30, 2024 and determined that there was no impairment of goodwill. We performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.
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

Sensitivity of Estimate to Change
While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. As of June 30, 2024 and 2023, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $126.9 million and $116.9 million, respectively.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2024. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Forecasts of future revenue and operating margin from the Company’s next-gen platform, for which there is limited historical data, contribute significantly to the estimate of fair value of a reporting unit within the Employer Services reportable segment with approximately $678 million of goodwill as of June 30, 2024. Given the limited historical data associated with the Company’s next-gen platform, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.
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
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $39,503.9 million as of June 30, 2024. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.
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
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2024, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
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
August 7, 2024

We have served as the Company’s auditor since 1968.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2024	2023	2022

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$11,953.6	$11,222.0	$10,505.0
Interest on funds held for clients	1,024.7	813.4	451.8
PEO revenues (A)	6,224.3	5,976.8	5,541.5
TOTAL REVENUES	19,202.6	18,012.2	16,498.3

EXPENSES:
Costs of revenues:
Operating expenses	9,050.1	8,657.4	8,252.6
Research and development	955.7	844.8	798.6
Depreciation and amortization	470.9	451.2	410.7
TOTAL COSTS OF REVENUES	10,476.7	9,953.4	9,461.9

Selling, general, and administrative expenses	3,778.9	3,551.4	3,233.2
Interest expense	361.4	253.3	81.9
TOTAL EXPENSES	14,617.0	13,758.1	12,777.0

Other (income)/expense, net	(286.7)	(183.5)	(82.8)

EARNINGS BEFORE INCOME TAXES	4,872.3	4,437.6	3,804.1

Provision for income taxes	1,120.3	1,025.6	855.2

NET EARNINGS	$3,752.0	$3,412.0	$2,948.9

BASIC EARNINGS PER SHARE	$9.14	$8.25	$7.04

DILUTED EARNINGS PER SHARE	$9.10	$8.21	$7.00

Basic weighted average shares outstanding	410.6	413.7	418.8
Diluted weighted average shares outstanding	412.2	415.7	421.1
(A) For the years ended June 30, 2024 (“fiscal 2024”), June 30, 2023 (“fiscal 2023”), and June 30, 2022 (“fiscal 2022”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $69,874.1 million, $66,731.7 million, and $62,619.2 million, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2024	2023	2022

Net earnings	$3,752.0	$3,412.0	$2,948.9

Other comprehensive (loss)/income:
Currency translation adjustments	(38.0)	13.4	(127.4)

Unrealized net gains/(losses) on available-for-sale securities	685.2	(500.3)	(2,228.0)
Tax effect	(162.2)	113.3	503.7
Reclassification of net losses on available-for-sale securities to net earnings	5.9	14.7	4.4
Tax effect	(1.3)	(3.3)	(1.0)

Amortization of unrealized losses on cash flow hedging activities	4.4	4.4	4.4
Tax effect	(1.1)	(1.1)	(1.1)

Pension net gains/(losses) arising during the year	5.6	60.3	(229.8)
Tax effect	(1.1)	(13.3)	57.3
Reclassification of pension liability adjustment to net earnings	0.1	(0.4)	18.1
Tax effect	—	0.2	(4.9)

Other comprehensive income/(loss), net of tax	497.5	(312.1)	(2,004.3)
Comprehensive income	$4,249.5	$3,099.9	$944.6

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,913.4	$2,083.5
Accounts receivable, net of allowance for doubtful accounts of $52.2 and $53.0, respectively	3,428.2	3,009.6
Other current assets	1,204.8	743.9
Total current assets before funds held for clients	7,546.4	5,837.0
Funds held for clients	37,996.1	36,333.6
Total current assets	45,542.5	42,170.6
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.1, respectively	7.3	8.5
Property, plant and equipment, net	685.6	681.4
Operating lease right-of-use asset	370.6	402.4
Deferred contract costs	2,965.0	2,769.7
Other assets	1,102.1	1,255.4
Goodwill	2,353.6	2,339.4
Intangible assets, net	1,336.0	1,343.6
Total assets	$54,362.7	$50,971.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$100.6	$96.8
Accrued expenses and other current liabilities	3,350.1	2,342.6
Accrued payroll and payroll-related expenses	958.7	941.4
Dividends payable	566.4	510.0
Short-term deferred revenues	199.8	188.6
Obligations under reverse repurchase agreements (A)	385.4	105.4
Income taxes payable	15.1	44.2
Total current liabilities before client funds obligations	5,576.1	4,229.0
Client funds obligations	39,503.9	38,538.6
Total current liabilities	45,080.0	42,767.6
Long-term debt	2,991.3	2,989.0
Operating lease liabilities	328.6	349.9
Other liabilities	990.8	933.7
Deferred income taxes	64.3	73.6
Long-term deferred revenues	360.1	348.1
Total liabilities	49,815.1	47,461.9

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2024 and June 30, 2023; outstanding, 408.1 and 412.1 shares at June 30, 2024 and June 30, 2023, respectively	63.9	63.9
Capital in excess of par value	2,406.9	2,102.3
Retained earnings	23,622.2	22,118.0
Treasury stock - at cost: 230.6 and 226.6 shares at June 30, 2024 and June 30, 2023, respectively	(19,737.1)	(18,469.3)
Accumulated other comprehensive (loss)/income	(1,808.3)	(2,305.8)
Total stockholders’ equity	4,547.6	3,509.1
Total liabilities and stockholders’ equity	$54,362.7	$50,971.0

(A) As of June 30, 2024, $384.0 million of short-term marketable securities and $1.4 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2023, $104.6 million of long-term marketable securities and $0.8 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 8).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2021	638.7	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6
Net earnings	—	—	—	2,948.9	—	—
Other comprehensive income	—	—	—	—	—	(2,004.3)
Stock-based compensation expense	—	—	180.4	—	—	—
Issuances relating to stock compensation plans	—	—	82.5	—	95.0	—
Treasury stock acquired (9.2 million shares repurchased)	—	—	—	—	(2,043.6)	—
Dividends ($4.05 per share)	—	—	—	(1,703.7)	—	—

Balance at June 30, 2022	638.7	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)
Net earnings	—	—	—	3,412.0	—	—
Other comprehensive income	—	—	—	—	—	(312.1)
Stock-based compensation expense	—	—	196.3	—	—	—
Issuances relating to stock compensation plans	—	—	111.8	—	63.3	—
Treasury stock acquired (4.9 million shares repurchased)	—	—	—	—	(1,197.2)	—
Dividends ($4.79 per share)	—	—	—	(1,990.3)	—	—

Balance at June 30, 2023	638.7	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)
Net earnings	—	—	—	3,752.0	—	—
Other comprehensive loss	—	—	—	—	—	497.5
Stock-based compensation expense	—	—	219.3	—	—	—
Issuances relating to stock compensation plans	—	—	85.3	—	63.1	—
Treasury stock acquired (5.1 million shares repurchased)	—	—	—	—	(1,330.9)	—
Dividends ($5.45 per share)	—	—	—	(2,247.8)	—	—
Balance at June 30, 2024	638.7	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)

See notes to the Consolidated Financial Statements

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2024	2023	2022
Cash Flows from Operating Activities:
Net earnings	$3,752.0	$3,412.0	$2,948.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	561.9	549.3	515.1
Amortization of deferred contract costs	1,067.6	992.9	955.2
Deferred income taxes	(37.4)	(80.1)	36.6
Stock-based compensation expense	243.5	220.4	201.7
Bad debt expense	54.6	44.0	2.8
Net pension income	(22.9)	(42.6)	(53.4)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(42.6)	23.0	101.0
Other	(1.7)	27.4	29.9
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(483.7)	129.2	(486.5)
Increase in deferred contract costs	(1,271.2)	(1,189.2)	(1,101.1)
Increase in other assets	(157.2)	(168.2)	(157.3)
Increase/(Decrease) in accounts payable	1.8	(11.8)	(16.4)
Increase in accrued expenses and other liabilities	492.9	301.3	123.0
Net cash flows provided by operating activities	4,157.6	4,207.6	3,099.5

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(6,835.3)	(6,618.8)	(10,733.2)
Proceeds from the sales and maturities of corporate and client funds marketable securities	6,039.5	4,705.5	4,249.7
Capital expenditures	(208.4)	(206.3)	(174.4)
Additions to intangibles	(355.0)	(365.3)	(379.0)
Acquisitions of businesses, net of cash acquired	(33.6)	(32.4)	(11.7)
Proceeds from the sale of property, plant, and equipment and other assets	28.3	—	34.2
Other	(24.5)	—	—
Net cash flows used in investing activities	(1,389.0)	(2,517.3)	(7,014.4)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	1,014.1	(12,701.6)	17,057.9
Net cash received from the Internal Revenue Service	602.7	—	—
Payments of debt	(0.9)	(1.0)	(0.9)
Repurchases of common stock	(1,231.7)	(1,121.4)	(1,969.4)
Net proceeds from stock purchase plan and stock-based compensation plans	47.2	91.6	96.5
Dividends paid	(2,183.1)	(1,903.6)	(1,659.0)
Net proceeds/(payments) related to reverse repurchase agreements	320.0	(44.7)	128.3
Net cash flows provided by/(used in) financing activities	(1,431.7)	(15,680.7)	13,653.4

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22.4)	(21.1)	(98.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,314.5	(14,011.5)	9,639.8

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	8,771.5	22,783.0	13,143.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$10,086.0	$8,771.5	$22,783.0

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,913.4	$2,083.5	$1,436.3
Restricted cash and restricted cash equivalents included in funds held for clients (A)	7,172.6	6,688.0	21,346.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,086.0	$8,771.5	$22,783.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$353.9	$246.5	$74.8
Cash paid for income taxes, net of income tax refunds	$1,185.2	$1,080.7	$856.8
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

Collection of consideration the Company expects to receive to perform it services typically occurs within 30 to 60 days of billing. We assess the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history and their intention to pay the consideration.
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
The Company has estimated the amortization periods for the deferred costs by using its historical client retention by business units to estimate the pattern during which the service transfers.
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

The Company's corporate investments and funds held for clients (see Note 4) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model used by the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities and mortgage-backed securities (that are included within Other securities in Note 4), the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes quoted prices for similar assets, benchmark yield curves, and market corroborated inputs. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company had no available-for-sale securities included in Level 1 and Level 3 at June 30, 2024.

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
I. Leases. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease liabilities are measured by discounting future lease payments at the Company’s collateralized incremental borrowing rate for financing instruments of a similar term, unless the implicit rate is readily determinable. ROU assets also include adjustments related to prepaid or deferred lease payments and lease incentives. Lease ROU assets are amortized over the life of the lease and assessed for impairment in the event there is a modification or an early termination.

J. Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company's annual goodwill impairment assessment as of June 30, 2024 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions, including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences. As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.
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

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2024
Net earnings	$3,752.0			$3,752.0
Weighted average shares (in millions)	410.6	0.7	0.9	412.2
EPS	$9.14			$9.10

2023
Net earnings	$3,412.0			$3,412.0
Weighted average shares (in millions)	413.7	0.9	1.1	415.7
EPS	$8.25			$8.21

2022
Net earnings	$2,948.9			$2,948.9
Weighted average shares (in millions)	418.8	1.1	1.2	421.1
EPS	$7.04			$7.00

There were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution. Options to purchase 0.2 million and 0.6 million shares of common stock for fiscal 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by tax authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2024 and 2023, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $126.9 million and $116.9 million, respectively.

S. Workers’ Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers’ compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in fiscal years 2012 and prior from an admitted and licensed insurance company of AIG. The Company has obtained approximately $351 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2024 and 2023 under the letters of credit.

Additionally, starting in fiscal 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $269 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2024 policy year up to $1 million per occurrence. ADP Indemnity paid a premium of $276 million in July 2024 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2025 policy year on terms substantially similar to the fiscal 2024 policy.

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

The following tables provide details of revenue by our business pillars and includes a reconciliation to the Company’s reportable segments.

	Years Ended
	June 30,
Types of Revenues	2024	2023	2022
HCM	$8,155.7	$7,716.1	$7,174.9
HRO, excluding PEO zero-margin benefits pass-throughs	3,544.2	3,386.0	3,116.3
PEO zero-margin benefits pass-throughs	3,975.9	3,800.9	3,514.4
Global	2,502.1	2,295.8	2,240.9
Interest on funds held for clients	1,024.7	813.4	451.8
Total Revenues	$19,202.6	$18,012.2	$16,498.3

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$8,164.2	$—	$(8.5)	$8,155.7
HRO, excluding PEO zero-margin benefits pass-throughs	1,299.1	2,248.4	(3.3)	3,544.2
PEO zero-margin benefits pass-throughs	—	3,975.9	—	3,975.9
Global	2,502.1	—	—	2,502.1
Interest on funds held for clients	1,015.4	9.3	—	1,024.7
Total Segment Revenues	$12,980.8	$6,233.6	$(11.8)	$19,202.6

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,724.7	$—	$(8.6)	$7,716.1
HRO, excluding PEO zero-margin benefits pass-throughs	1,216.1	2,175.9	(6.0)	3,386.0
PEO zero-margin benefits pass-throughs	—	3,800.9	—	3,800.9
Global	2,295.8	—	—	2,295.8
Interest on funds held for clients	806.0	7.4	—	813.4
Total Segment Revenues	$12,042.6	$5,984.2	$(14.6)	$18,012.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,183.1	$—	$(8.2)	$7,174.9
HRO, excluding PEO zero-margin benefits pass-throughs	1,096.1	2,027.1	(6.9)	3,116.3
PEO zero-margin benefits pass-throughs	—	3,514.4	—	3,514.4
Global	2,240.9	—	—	2,240.9
Interest on funds held for clients	447.6	4.2	—	451.8
Total Segment Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the fiscal year ended June 30, 2024 were as follows:

Contract Liability
Contract liability, July 1, 2023	$464.8
Recognition of revenue included in beginning of year contract liability	(132.7)
Contract liability, net of revenue recognized on contracts during the year	148.1
Currency translation adjustments	11.4
Contract liability, June 30, 2024	$491.6

Deferred costs

The balance is as follows:

June 30,	2024	2023
Deferred costs to obtain a contract	$1,353.0	$1,251.6
Deferred costs to fulfill a contract	1,612.0	1,518.1
Total deferred contract costs (1)	$2,965.0	$2,769.7

(1) The amount of total deferred costs amortized during the fiscal years ended June 30, 2024, June 30, 2023, and June 30, 2022 were $1,067.6 million, $992.9 million, and $955.2 million, respectively.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

NOTE 3. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2024	2023	2022
Interest income on corporate funds	$(241.3)	$(149.5)	$(41.0)
Realized losses on available-for-sale securities, net	5.9	14.7	4.4
Impairment of assets	—	2.1	23.0
Gain on sale of assets	(17.1)	—	(7.5)
Non-service components of pension income, net	(34.2)	(50.8)	(61.7)
Other (income)/expense, net	$(286.7)	$(183.5)	$(82.8)

In fiscal 2024, interest income on corporate funds increased as compared to fiscal 2023, due to higher average interest rates of 3.3% for the year ended June 30, 2024, as compared to 2.4% for the year ended June 30, 2023, coupled with higher average investment balances for the year ended June 30, 2024 as compared to the year ended June 30, 2023.

In fiscal 2024, the Company recognized a gain of $17.1 million, in relation to the sale of buildings and land.

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

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2024 and 2023 were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$10,086.0	$—	$—	$10,086.0
Available-for-sale securities:
Corporate bonds	16,833.3	11.5	(944.8)	15,900.0
U.S. Treasury securities	7,701.2	9.0	(164.5)	7,545.7
Canadian government obligations and Canadian government agency obligations	2,130.7	1.7	(86.6)	2,045.8
U.S. government agency securities	1,645.0	0.5	(140.6)	1,504.9
Asset-backed securities	1,394.9	3.9	(43.0)	1,355.8
Canadian provincial bonds	1,116.3	2.3	(56.2)	1,062.4
Commercial mortgage-backed securities	535.9	—	(35.1)	500.8
Other securities	1,366.0	2.0	(75.9)	1,292.1

Total available-for-sale securities	32,723.3	30.9	(1,546.7)	31,207.5

Total corporate investments and funds held for clients	$42,809.3	$30.9	$(1,546.7)	$41,293.5

(A) Included within available-for-sale securities are corporate investments with fair values of $384.0 million and funds held for clients with fair values of $30,823.5 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at June 30, 2024.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2024, are as follows:

	June 30, 2024
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(25.8)	$2,173.6	$(919.0)	$12,413.4	$(944.8)	$14,587.0
U.S. Treasury securities	(23.1)	2,186.2	(141.4)	4,076.9	(164.5)	6,263.1
Canadian government obligations and Canadian government agency obligations	(0.9)	304.6	(85.7)	1,591.6	(86.6)	1,896.2
U.S. government agency securities	(0.7)	51.5	(139.9)	1,428.2	(140.6)	1,479.7
Asset-backed securities	(2.3)	351.4	(40.7)	668.0	(43.0)	1,019.4
Canadian provincial bonds	(1.3)	193.0	(54.9)	717.4	(56.2)	910.4
Commercial mortgage-backed securities	(0.5)	11.2	(34.6)	489.6	(35.1)	500.8
Other securities	(12.2)	288.5	(63.7)	864.8	(75.9)	1,153.3
	$(66.8)	$5,560.0	$(1,479.9)	$22,249.9	$(1,546.7)	$27,809.9

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023 are as follows:

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

At June 30, 2024, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2024 through June 2034.

At June 30, 2024, asset-backed securities include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $686.8 million, $413.3 million, and

$168.9 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2024.

At June 30, 2024, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $951.8 million and $473.6 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's, with maturities ranging from July 2024 through March 2034.

At June 30, 2024, U.S. government agency commercial mortgage-backed securities of $500.8 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At June 30, 2024, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above, with fair values of $529.3 million, AA-rated United Kingdom Gilt securities of $400.3 million and AAA-rated supranational bonds of $209.8 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2024	2023
Corporate investments:
Cash and cash equivalents	$2,913.4	$2,083.5
Short-term marketable securities (a)	384.0	14.7
Long-term marketable securities (b)	—	104.6
Total corporate investments	$3,297.4	$2,202.8

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

Funds held for clients have been invested in the following categories:

June 30,	2024	2023
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$7,172.6	$6,688.0
Restricted short-term marketable securities held to satisfy client funds obligations	5,538.1	5,601.9
Restricted long-term marketable securities held to satisfy client funds obligations	25,285.4	24,043.7
Total funds held for clients	$37,996.1	$36,333.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $39,503.9 million and $38,538.6 million as of June 30, 2024 and 2023, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2024, $34,940.0 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at June 30, 2024.

Expected maturities of available-for-sale securities at June 30, 2024 are as follows:

One year or less	$5,922.2
One year to two years	7,465.5
Two years to three years	5,190.2
Three years to four years	3,857.9
After four years	8,771.7
Total available-for-sale securities	$31,207.5

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2024 and 2023 are as follows:

June 30,	2024	2023
Property, plant and equipment:
Land and buildings	$648.1	$682.2
Data processing equipment	1,185.2	1,087.5
Furniture, leaseholds and other	670.0	669.3
	2,503.3	2,439.0
Less: accumulated depreciation	(1,817.7)	(1,757.6)
Property, plant and equipment, net	$685.6	$681.4

Depreciation of property, plant and equipment was $190.3 million, $176.5 million, and $171.0 million for fiscal 2024, 2023 and 2022, respectively.

The Company has certain assets classified as held for sale given intent to sell. The fair value of these assets was approximately $5.0 million and $17.3 million as of June 30, 2024 and 2023, respectively, and is not material for reclassification separately on the Consolidated Balance Sheets.

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

The components of operating lease expense were as follows:

	Year ended
	June 30,
	2024	2023	2022
Operating lease cost	$125.0	$135.2	$144.7
Short-term lease cost	1.4	2.0	1.1
Variable lease cost	18.3	16.1	11.5
Total operating lease cost	$144.7	$153.3	$157.3

The following table provides supplemental cash flow information related to the Company's leases:

	Year ended
	June 30,
	2024	2023	2022
Cash paid for operating lease liabilities	$125.5	$129.2	$127.6
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$97.4	$90.5	$127.4

Other information related to our operating lease liabilities is as follows:

	June 30,	June 30,
	2024	2023
Weighted-average remaining lease term (in years)	5	6
Weighted-average discount rate	3.3%	2.7%
Current operating lease liability	$92.2	$95.5

As of June 30, 2024, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2025	$105.9
Twelve months ending June 30, 2026	94.8
Twelve months ending June 30, 2027	82.6
Twelve months ending June 30, 2028	62.9
Twelve months ending June 30, 2029	40.2
Thereafter	74.0
Total undiscounted lease obligations	460.4
Less: Imputed interest	(39.6)
Net lease obligations	$420.8

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2022	$2,295.7	$4.8	$2,300.5
Additions and other adjustments	26.2	—	26.2
Currency translation adjustments	12.7	—	12.7
Balance at June 30, 2023	$2,334.6	$4.8	$2,339.4
Additions and other adjustments	24.4	—	24.4
Currency translation adjustments	(10.2)	—	(10.2)
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6

Components of intangible assets, net, are as follows:

June 30,	2024	2023
Intangible assets:
Software and software licenses	$3,803.7	$3,548.9
Customer contracts and lists	1,181.6	1,140.6
Other intangibles	242.0	241.9
	5,227.3	4,931.4
Less accumulated amortization:
Software and software licenses	(2,642.6)	(2,442.6)
Customer contracts and lists	(1,007.6)	(907.5)
Other intangibles	(241.1)	(237.7)
	(3,891.3)	(3,587.8)
Intangible assets, net	$1,336.0	$1,343.6

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $371.6 million, $372.8 million, and $344.1 million for fiscal 2024, 2023, and 2022, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2025	$419.2
Twelve months ending June 30, 2026	$228.7
Twelve months ending June 30, 2027	$183.8
Twelve months ending June 30, 2028	$144.2
Twelve months ending June 30, 2029	$116.1

NOTE 8. SHORT TERM FINANCING

The Company has a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one-year term-out option. The Company also has a $2.25 billion five-year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a five-year $3.5 billion credit facility maturing in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2024 and 2023 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2024, the company increased its U.S. short-term commercial paper program to provide for the issuance of up to $10.3 billion from $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2024 and 2023 the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2024	2023
Average daily borrowings (in billions)	$3.5	$3.4
Weighted average interest rates	5.3%	3.7%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2024 and 2023, the Company had $385.4 million and $105.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. The Company has $7.3 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2024	2023
Average outstanding balances	$1,828.6	$1,279.9
Weighted average interest rates	5.5%	4.3%

NOTE 9. DEBT

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2024 and 2023 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2024	June 30, 2023
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Other		4.1	4.9
		3,004.1	3,004.9
Less: current portion (a)		(1.1)	(1.2)
Less: unamortized discount and debt issuance costs		(11.7)	(14.7)
Total long-term debt		$2,991.3	$2,989.0

(a) - Current portion of long-term debt as of June 30, 2024 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2024, the fair value of the Notes, based on Level 2 inputs, was $2,681.6 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.”

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 5.1 million shares in fiscal 2024 as compared to 4.9 million shares repurchased in fiscal 2023. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $24.1 million, $23.5 million, and $22.1 million during fiscal years 2024, 2023, and 2022, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2024, 2023, and 2022, respectively:

Years ended June 30,	2024	2023	2022
Operating expenses	$30.0	$24.6	$19.7
Selling, general and administrative expenses	179.5	165.0	155.7
Research and development	34.0	30.8	26.3
Total pretax stock-based compensation expense	$243.5	$220.4	$201.7

Income tax benefit	$60.2	$54.5	$49.1

As of June 30, 2024, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $2.9 million, $186.9 million, and $11.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.0 year, 1.8 years, and 0.7 years, respectively.

In fiscal 2024, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2023	2,654	$155
Options granted	—	$—
Options exercised	(597)	$141
Options forfeited/cancelled	(15)	$179
Options outstanding at June 30, 2024	2,042	$159
Options exercisable at June 30, 2024	1,513	$152
Shares available for future grants, end of year	20,061
Shares reserved for issuance under stock option plans, end of year	22,103

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2023	450	730
Restricted shares/units granted	—	638
Restricted shares/units vested	(314)	(273)
Restricted shares/units forfeited	(12)	(42)
Restricted shares/units outstanding at June 30, 2024	124	1,053

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2023	197	821
Restricted shares/units granted	—	322
Restricted shares/units vested	(103)	(369)
Restricted shares/units forfeited	(6)	(21)
Restricted shares/units outstanding at June 30, 2024	88	753

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2024 was $162.5 million and $130.9 million, respectively, which have a remaining life of 5 years and 4 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2024, 2023, and 2022 was $63.2 million, $80.6 million, and $80.8 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2024	2023	2022
Risk-free interest rate	N/A	N/A	—%
Dividend yield	N/A	N/A	1.8%
Weighted average volatility factor	N/A	N/A	22.7%
Weighted average expected life (in years)	N/A	N/A	4.9
Weighted average fair value (in dollars)	N/A	N/A	$33.03

The weighted average fair values of shares/units granted were as follows:

Year ended June 30,	2024	2023	2022
(in dollars)
Performance-based restricted shares/units	$262.56	$245.96	$206.86
Time-based restricted shares/units	$255.29	$214.75	$208.08

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

The Company's pension plans' funded status as of June 30, 2024 and 2023 is as follows:

June 30,	2024	2023

Change in plan assets:
Fair value of plan assets at beginning of year	$1,854.4	$1,800.5
Actual return on plan assets	106.8	126.6
Employer contributions	13.4	17.0
Currency translation adjustments	0.6	(3.0)
Benefits paid	(95.6)	(86.7)
Fair value of plan assets at end of year	$1,879.6	$1,854.4

Change in benefit obligation:
Benefit obligation at beginning of year	$1,725.8	$1,779.0
Service cost	5.2	4.8
Interest cost	84.6	78.2
Actuarial gain (a)	(14.6)	(48.2)
Currency translation adjustments	0.8	(2.0)
Acquisitions	—	0.7
Benefits paid	(95.6)	(86.7)
Projected benefit obligation at end of year	$1,706.2	$1,725.8

Funded status - plan assets less benefit obligations	$173.4	$128.6
(a) The actuarial gain for fiscal 2024 was primarily due to demographic changes.

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2024 and 2023 consisted of:

June 30,	2024	2023

Noncurrent assets	$286.3	$247.7
Current liabilities	(11.1)	(5.6)
Noncurrent liabilities	(101.8)	(113.5)
Net amount recognized	$173.4	$128.6

The accumulated benefit obligation for all defined benefit pension plans was $1,688.5 million and $1,712.1 million at June 30, 2024 and 2023, respectively.

The Company's pension plans with projected benefit obligations in excess of plan assets as of June 30, 2024 and 2023 had the following projected benefit obligation and fair value of plan assets:

June 30,	2024	2023

Projected benefit obligation	$143.7	$146.1
Fair value of plan assets	$30.8	$27.0

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2024 and 2023 had the following accumulated benefit obligation and fair value of plan assets:

June 30,	2024	2023

Accumulated benefit obligation	$108.6	$117.0
Fair value of plan assets	$7.6	$8.3

The components of net pension (income)/ expense were as follows:

	2024	2023	2022
Service cost – benefits earned during the year	$5.2	$4.8	$5.7
Interest cost on projected benefits	84.6	78.2	52.3
Expected return on plan assets	(115.9)	(127.5)	(127.9)
Net amortization and deferral	2.9	1.9	7.5
Special termination benefits, plan curtailments, and settlement charges	0.3	—	9.0
Net pension (income)/expense	$(22.9)	$(42.6)	$(53.4)

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $286.1 million and $3.9 million, respectively, at June 30, 2024. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income (loss).

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2024	2023

Discount rate	5.40%	5.10%
Interest crediting rate	3.70%	3.50%
Increase in compensation levels	N/A	N/A

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2024	2023	2022

Discount rate	5.10%	4.60%	2.55%
Interest crediting rate	3.50%	3.25%	3.25%
Expected long-term rate of return on assets	6.00%	6.75%	6.75%
Increase in compensation levels	N/A	N/A	N/A

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

Plan Assets

The Company's pension plans' asset allocations at June 30, 2024 and 2023 by asset category were as follows:

	2024	2023

Cash and cash equivalents	—%	—%
Fixed income securities	63%	39%
U.S. equity securities	12%	19%
International equity securities	10%	15%
Global equity securities	15%	27%
	100%	100%

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

The target asset allocation ranges for the U.S. plan are generally as follows:

U.S. fixed income securities	60% - 70%
U.S. equity securities	7% - 17%
International equity securities	5% - 15%
Global equity securities	8% - 18%

As of June 30, 2024 and 2023, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 1 and Level 3 investments at June 30, 2024.

The following table presents the investments of the pension plans measured at fair value at June 30, 2024:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$679.5	$—	$679.5
Government securities	—	490.4	—	490.4
Corporate and municipal bonds	—	695.4	—	695.4
Mortgage-backed security bonds	—	3.9	—	3.9
Total pension asset investments	$—	$1,869.2	$—	$1,869.2

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $10.4 million as of June 30, 2024, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2023:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$829.5	$—	$829.5
U.S. government securities	—	351.7	—	351.7
Mutual funds	18.2	279.0	—	297.2
Corporate and municipal bonds	—	355.1	—	355.1
Mortgage-backed security bonds	—	18.7	—	18.7
Total pension asset investments	$18.2	$1,834.0	$—	$1,852.2

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $2.2 million as of June 30, 2023, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2024, the Company contributed $13.4 million to the pension plans. The Company expects to contribute $13.8 million to the pension plans during fiscal 2025.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2025 to the year ended June 30, 2029 are $136.0 million, $150.0 million, $153.7 million, $126.0 million, and $128.5 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2030 to the year ended June 30, 2034 are $669.5 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2024 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $184.1 million, $163.6 million, and $153.1 million for the calendar years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 11. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2024	2023	2022

Earnings before income taxes:
United States	$4,408.0	$4,091.4	$3,461.8
Foreign	464.3	346.2	342.3
	$4,872.3	$4,437.6	$3,804.1
The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2024	2023	2022

Current:
Federal	$847.4	$840.0	$620.7
Foreign	132.8	104.6	97.5
State	177.5	161.1	100.4
Total current	1,157.7	1,105.7	818.6

Deferred:
Federal	(18.7)	(77.4)	20.7
Foreign	(6.6)	4.3	(12.9)
State	(12.1)	(7.0)	28.8
Total deferred	(37.4)	(80.1)	36.6
Total provision for income taxes	$1,120.3	$1,025.6	$855.2

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2024	%	2023	%	2022	%

Provision for taxes at U.S. statutory rate	$1,023.2	21.0	$931.9	21.0	$798.9	21.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	120.6	2.5	111.2	2.5	91.8	2.4
Foreign rate differential	41.0	0.9	33.1	0.7	41.3	1.1
Excess tax benefit - Stock-based compensation	(17.1)	(0.4)	(19.0)	(0.4)	(19.9)	(0.5)
Other	(47.4)	(1.0)	(31.6)	(0.7)	(56.9)	(1.5)
	$1,120.3	23.0	$1,025.6	23.1	$855.2	22.5

The effective tax rate in fiscal 2024 and 2023 was 23.0% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to a valuation allowance release and an intercompany transfer of certain assets offset by a lower benefit for adjustments to prior year tax liabilities in fiscal 2024.

The effective tax rate for fiscal 2023 and 2022 was 23.1% and 22.5%, respectively. The increase in the effective tax rate is primarily due to an intercompany transfer of certain assets that resulted in a lower effective tax rate in fiscal 2022 and higher reserves for uncertain tax positions in fiscal 2023.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2024	2023

Deferred tax assets:
Accrued expenses not currently deductible	$237.4	$209.5
Stock-based compensation expense	51.3	48.8
Foreign tax credits	12.0	13.3
Fixed and intangible assets	194.9	108.2
Net operating losses	41.7	37.5
Prepaid royalty	—	18.0
Unrealized investment losses, net	351.4	519.5
Other	39.1	39.9
	927.8	994.7
Less: valuation allowances	(11.1)	(18.6)
Deferred tax assets, net	$916.7	$976.1

Deferred tax liabilities:
Deferred contract costs	$620.7	$578.1
Prepaid expenses	88.8	78.9
Prepaid retirement benefits	40.3	30.8
Tax on unrepatriated earnings	10.2	10.1
Other	20.8	20.7
Deferred tax liabilities	780.8	718.6
Net deferred tax assets	$135.9	$257.5

There are $200.2 million and $331.1 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2024 and 2023, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $53.0 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2024, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $74.0 million as of June 30, 2024, of which $0.9 million expire through June 2034 and $73.1 million have an indefinite utilization period. As of June 30, 2024, the Company has approximately $26.5 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through June 2036.

The Company has state net operating loss carry-forwards of approximately $196.8 million as of June 30, 2024, which expire through June 2043. The Company has recorded valuation allowances of $11.1 million and $18.6 million at June 30, 2024 and 2023, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $1,185.2 million, $1,080.7 million, and $856.8 million for fiscal 2024, 2023, and 2022, respectively.

As of June 30, 2024, 2023, and 2022 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $126.9 million, $116.9 million, and $98.1 million respectively. The amount that, if recognized, would impact the effective tax rate is $91.8 million, $83.6 million, and $68.1 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023	2022

Unrecognized tax benefits at beginning of the year	$116.9	$98.1	$99.9
Additions for tax positions	17.2	11.3	8.0
Additions for tax positions of prior periods	17.8	16.8	11.6
Reductions for tax positions of prior periods	(12.8)	(5.0)	(8.5)
Settlement with tax authorities	(9.0)	(1.8)	(2.0)
Expiration of the statute of limitations	(2.9)	(1.0)	(9.2)
Impact of foreign exchange rate fluctuations	(0.3)	(1.5)	(1.7)
Unrecognized tax benefit at end of year	$126.9	$116.9	$98.1

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2024, 2023, and 2022, the Company recorded interest expense of $5.7 million, $9.1 million, and $3.5 million, respectively. Penalties recorded during fiscal years 2024 and 2023 were not significant. During fiscal year 2022, the Company recorded penalties of $0.3 million.

At June 30, 2024 and June 30, 2023, the Company had accrued interest of $32.6 million and $30.0 million, respectively, recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2024, the Company had no accrued penalties. At June 30, 2023, the Company's accrued penalties recorded on the Consolidated Balance Sheets within other liabilities were not material. At June 30, 2022, the Company's accrued penalties of $0.3 million, were recorded on the Consolidated Balance Sheets within income taxes payable.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2023 - 2024
Arizona	2016 - 2020
Massachusetts	2016 - 2020
New York City	2016 - 2021
New York State	2019 - 2021
India	2014 - 2018, 2020 - 2022

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has purchase commitments of approximately $1,191.6 million, including a reinsurance premium with Chubb for the fiscal 2025 policy year, as well as obligations related to software license agreements, and purchase and maintenance agreements on our software, equipment, and other assets, of which $322.1 million relates to fiscal 2025, $426.7 million relates to the fiscal years ending June 30, 2026 through fiscal 2027, $117.7 million relates to fiscal years ending June 30, 2028 through fiscal 2029, and the remaining relates to fiscal years thereafter.

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

NOTE 13. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss)/income was $497.5 million, ($312.1) million, and ($2,004.3) million in fiscal 2024, 2023, and 2022, respectively. Changes in Accumulated Other Comprehensive Income (“AOCI”) by component are as follows:

	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income

Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive income/(loss) before reclassification adjustments	(127.4)	(2,228.0)		—		(229.8)		(2,585.2)
Tax effect	—	503.7		—		57.3		561.0
Reclassification adjustments to net earnings	—	4.4	(A)	4.4	(C)	18.1	(B)	26.9
Tax effect	—	(1.0)		(1.1)		(4.9)		(7.0)
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive income/(loss) before reclassification adjustments	13.4	(500.3)		—		60.3		(426.6)
Tax effect	—	113.3		—		(13.3)		100.0
Reclassification adjustments to net earnings	—	14.7	(A)	4.4	(C)	(0.4)	(B)	18.7
Tax effect	—	(3.3)		(1.1)		0.2		(4.2)
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	(38.0)	685.2		—		5.6		652.8
Tax effect	—	(162.2)		—		(1.1)		(163.3)
Reclassification adjustments to net earnings	—	5.9	(A)	4.4	(C)	0.1	(B)	10.4
Tax effect	—	(1.3)		(1.1)		—		(2.4)
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)

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

	Employer Services	PEO Services	Other	Total
Year ended June 30, 2024
Revenues	$12,980.8	$6,233.6	$(11.8)	$19,202.6
Earnings before income taxes	4,555.5	921.5	(604.7)	4,872.3
Capital expenditures	157.3	—	54.4	211.7
Depreciation and amortization	486.6	6.8	68.5	561.9

Year ended June 30, 2023
Revenues	$12,042.6	$5,984.2	$(14.6)	$18,012.2
Earnings before income taxes	3,974.2	977.3	(513.9)	4,437.6
Capital expenditures	161.4	—	44.6	206.0
Depreciation and amortization	467.6	7.5	74.2	549.3

Year ended June 30, 2022
Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3
Earnings before income taxes	3,406.3	871.2	(473.4)	3,804.1
Capital expenditures	125.4	—	51.7	177.1
Depreciation and amortization	428.5	8.3	78.3	515.1

	United States	Europe	Canada	Other	Total
Year ended June 30, 2024
Revenues	$16,934.2	$1,451.4	$473.7	$343.3	$19,202.6
Assets	$47,989.9	$2,800.8	$2,796.6	$775.4	$54,362.7

Year ended June 30, 2023
Revenues	$15,950.9	$1,309.2	$427.5	$324.6	$18,012.2
Assets	$44,565.9	$2,602.2	$3,022.0	$780.9	$50,971.0

Year ended June 30, 2022
Revenues	$14,503.3	$1,304.2	$389.3	$301.5	$16,498.3
Assets	$56,856.2	$2,452.9	$2,987.9	$771.2	$63,068.2

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2024 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Maria Black
Maria Black
Chief Executive Officer

/s/ Don McGuire
Don McGuire
Chief Financial Officer

Roseland, New Jersey
August 7, 2024

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 7, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 7, 2024

Item 9B. Other Information
For the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
John Ayala	57	Chief Operating Officer	2002
Maria Black	50	President and Chief Executive Officer	1996
Paul Boland	60	Chief Human Resources Officer	2017
Michael A. Bonarti	58	Chief Administrative Officer	1997
Chris D'Ambrosio	43	Chief Strategy Officer	2014
Joe DeSilva	49	President, Global Sales	2003
Sreeni Kutam	54	President, Global Product and Innovation	2014
David Kwon	54	Chief Legal Officer/General Counsel	2011
Jonathan Lehberger	51	Corporate Controller and Principal Accounting Officer	2004
Don McGuire	64	Chief Financial Officer	1998

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
Jonathan Lehberger joined ADP in 2004. Prior to his appointment as Corporate Controller in July 2024, he served as Senior Vice President, Financial Strategy and Planning from April 2022 to June 2024, Chief Financial Officer for Small Business Services from May 2021 to March 2022, and Chief Financial Officer, Major Account Services and ADP Canada from January 2017 to April 2021.

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
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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

Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
    See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report,” “Compensation of Executive Officers,” “Potential Payments to Named Executive Officers Upon Termination or Change in Control,” “CEO Pay Ratio,” “Pay versus Performance,” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV
1.Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Statements of Consolidated Earnings - years ended June 30, 2024, 2023 and 2022
Statements of Consolidated Comprehensive Income - years ended June 30, 2024, 2023 and 2022
Consolidated Balance Sheets - June 30, 2024 and 2023
Statements of Consolidated Stockholders' Equity - years ended June 30, 2024, 2023 and 2022
Statements of Consolidated Cash Flows - years ended June 30, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	89
All other Schedules have been omitted because they are inapplicable, are not required or the information is included elsewhere in the financial statements or notes thereto.
(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	Amended and Restated Certificate of Incorporation dated November 10, 1998 - incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999
3.2	Amended and Restated By-laws of the Company, dated August 3, 2023
4.1	Description of Common Stock
4.2	Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015

4.3	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit B to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.5	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.6	Form of 1.250% Senior Note due 2030 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.7	Form of Second Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
4.8	Form of 1.700% Senior Note due 2028 - incorporated by reference to Exhibit A to 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
10.1	364-Day Credit Agreement, dated as of June 28, 2024, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed on June 28, 2024
10.2	Five-Year Credit Agreement, dated as of June 30, 2023, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 30, 2023
10.3	Five-Year Credit Agreement, dated as of June 28, 2024, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 28, 2024
10.4	Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.5	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.6	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.7	Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan, effective as of November 9, 2022 (Management Compensatory Plan)
10.8	Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.9	Automatic Data Processing, Inc. Retirement and Savings Restoration Plan (Amended and Restated as of February 3, 2020) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.10	Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.11	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.12	Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (as amended and restated as of April 11, 2018, the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)

10.13	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)
10.14	Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.15	Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)
10.16	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.17	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.18	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.19	Automatic Data Processing, Inc. 2018 Omnibus Award Plan, as amended and restated as of December 1, 2023 (the "2018 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)
10.20	French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)
10.21	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.22	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.23	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.24	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.25	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.26	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.27	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)
10.28	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)
10.29	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)
10.30	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.31	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (three-year vesting schedule) - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)
10.32	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (non-three-year vesting schedule) - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)
10.33	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)
10.34	ADP Canada Co. Supplementary Excess Retirement Plan, Amended and Restated as of August 1, 2018 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022
10.35	Compensation letter for Don McGuire, dated September 2021, and relocation addendum, dated October 26, 2021, by and between Automatic Data Processing, Inc. and Don McGuire - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021
10.36	Separation Agreement and Release, dated January 30, 2023, by and between Don Weinstein and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022
19.1	ADP Insider Trading Policy, effective April 13, 2023 - incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Automatic Data Processing, Inc. Clawback Policy
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of year
Year ended June 30, 2024:
Allowance for doubtful accounts:
Current	$53,080	$34,642	$39	$(35,538)	(B)	$52,223
Long-term	$113	$—	$—	$—	(B)	$113
Deferred tax valuation allowance	$18,600	$228	$1,216	$(8,925)		$11,119
Year ended June 30, 2023:
Allowance for doubtful accounts:
Current	$56,768	$23,412	$(34)	$(27,066)	(B)	$53,080
Long-term	$83	$—	$30	$—	(B)	$113
Deferred tax valuation allowance	$18,867	$28	$366	$(661)		$18,600
Year ended June 30, 2022:
Allowance for doubtful accounts:
Current	$79,568	$(1,893)	$1,413	$(22,320)	(B)	$56,768
Long-term	$249	$—	$(166)	$—	(B)	$83
Deferred tax valuation allowance	$13,377	$8,563	$(250)	$(2,823)		$18,867

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 7, 2024	By	/s/ Maria Black
Maria Black
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Black	President and Chief Executive	August 7, 2024
(Maria Black)	Officer, Director
(Principal Executive Officer)

/s/ Don McGuire	Chief Financial Officer	August 7, 2024
(Don McGuire)	(Principal Financial Officer)

/s/ Jonathan Lehberger	Corporate Controller	August 7, 2024
(Jonathan Lehberger)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 7, 2024
(Peter Bisson)

/s/ David V. Goeckeler	Director	August 7, 2024
(David V. Goeckeler)

/s/ Linnie M. Haynesworth	Director	August 7, 2024
(Linnie M. Haynesworth)

/s/ John P. Jones	Director	August 7, 2024
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 7, 2024
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 7, 2024
(Nazzic S. Keene)

/s/ Thomas J. Lynch	Director	August 7, 2024
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 7, 2024
(Scott F. Powers)

/s/ William J. Ready	Director	August 7, 2024
(William J. Ready)

/s/ Carlos A. Rodriguez	Director	August 7, 2024
(Carlos A. Rodriguez)

/s/ Sandra S. Wijnberg	Director	August 7, 2024
(Sandra S. Wijnberg)