Form 10-Q
period 2024-09-30
AUTOMATIC DATA PROCESSING INC
filed 2024-11-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
The number of shares outstanding of the registrant’s common stock as of October 29, 2024 was 407,456,901.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,007.2	$2,843.0
Interest on funds held for clients	253.3	201.7
PEO revenues (A)	1,572.2	1,467.7
TOTAL REVENUES	4,832.7	4,512.4

EXPENSES:
Costs of revenues:
Operating expenses	2,285.8	2,157.6
Research and development	232.6	236.5
Depreciation and amortization	115.3	121.3
TOTAL COSTS OF REVENUES	2,633.7	2,515.4

Selling, general, and administrative expenses	926.7	880.3
Interest expense	137.8	91.6
TOTAL EXPENSES	3,698.2	3,487.3

Other (income)/expense, net	(101.7)	(67.7)

EARNINGS BEFORE INCOME TAXES	1,236.2	1,092.8

Provision for income taxes	279.9	233.4

NET EARNINGS	$956.3	$859.4

BASIC EARNINGS PER SHARE	$2.34	$2.09

DILUTED EARNINGS PER SHARE	$2.34	$2.08

Basic weighted average shares outstanding	407.9	411.7
Diluted weighted average shares outstanding	409.5	413.6

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $17,193.6 million and $15,994.6 million for the three months ended September 30, 2024 and 2023, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Net earnings	$956.3	$859.4

Other comprehensive income/(losses):
Currency translation adjustments	49.2	(44.6)

Unrealized net (losses)/gains on available-for-sale securities	864.4	(150.6)
Tax effect	(197.9)	30.1
Reclassification of realized net losses on available-for-sale securities to net earnings	0.2	1.9
Tax effect	—	(0.4)

Unrealized loss on cash flow hedging activities	(12.5)	—
Tax effect	3.1	—
Amortization of unrealized losses on cash flow hedging activities	1.1	1.1
Tax effect	(0.3)	(0.3)

Reclassification of pension liability adjustment to net earnings	1.1	1.0
Tax effect	(0.3)	(0.2)

Other comprehensive (loss)/income, net of tax	708.1	(162.0)
Comprehensive income	$1,664.4	$697.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$2,104.9	$2,913.4
Short-term marketable securities (A)	5,242.2	384.0
Accounts receivable, net of allowance for doubtful accounts of $53.2 and $52.2, respectively	3,316.7	3,428.2
Other current assets	1,070.5	820.8
Total current assets before funds held for clients	11,734.3	7,546.4
Funds held for clients	28,176.9	37,996.1
Total current assets	39,911.2	45,542.5
Long-term marketable securities (A)	940.6	—
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.1, respectively	6.6	7.3
Property, plant and equipment, net	692.5	685.6
Operating lease right-of-use asset	362.5	370.6
Deferred contract costs	2,975.5	2,965.0
Other assets	923.2	1,102.1
Goodwill	2,369.0	2,353.6
Intangible assets, net	1,330.3	1,336.0
Total assets	$49,511.4	$54,362.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$145.2	$100.6
Accrued expenses and other current liabilities	2,973.9	3,349.0
Accrued payroll and payroll-related expenses	552.7	958.7
Dividends payable	565.9	566.4
Short-term deferred revenues	188.6	199.8
Obligations under reverse repurchase agreements (A)	679.1	385.4
Obligations under commercial paper borrowing	4,375.4	—
Short-term debt	1,000.3	1.1
Income taxes payable	170.4	15.1
Total current liabilities before client funds obligations	10,651.5	5,576.1
Client funds obligations	28,720.9	39,503.9
Total current liabilities	39,372.4	45,080.0
Long-term debt	2,981.4	2,991.3
Operating lease liabilities	316.1	328.6
Other liabilities	977.0	990.8
Deferred income taxes	154.4	64.3
Long-term deferred revenues	361.5	360.1
Total liabilities	44,162.8	49,815.1

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2024 and June 30, 2024; outstanding, 407.7 and 408.1 shares at September 30, 2024 and June 30, 2024, respectively	63.9	63.9
Capital in excess of par value	2,528.6	2,406.9
Retained earnings	24,001.2	23,622.2
Treasury stock - at cost: 231.0 and 230.6 shares at September 30, 2024 and June 30, 2024, respectively	(20,144.9)	(19,737.1)
Accumulated other comprehensive (loss)/ income	(1,100.2)	(1,808.3)
Total stockholders’ equity	5,348.6	4,547.6
Total liabilities and stockholders’ equity	$49,511.4	$54,362.7

(A) As of September 30, 2024, $578.6 million of short-term marketable securities, $98.8 million of long-term marketable securities and $1.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2024, $384.0 million of short-term marketable securities and $1.4 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net earnings	$956.3	$859.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	138.6	141.5
Amortization of deferred contract costs	281.4	262.3
Deferred income taxes	42.7	26.8
Stock-based compensation expense	60.6	58.8
Bad Debt Expense	11.2	13.1
Net pension income	(4.9)	(5.8)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(15.5)	(5.5)
Other	0.9	(10.4)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	115.4	(107.9)
Increase in deferred contract costs	(269.8)	(261.9)
Increase in other assets	(217.1)	(304.9)
Increase/(Decrease) in accounts payable	48.0	(30.4)
Decrease in accrued expenses and other liabilities	(323.4)	(308.6)
Net cash flows provided by operating activities	824.4	326.5

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,771.7)	(710.2)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,266.8	632.0
Capital expenditures	(58.8)	(39.3)
Additions to intangibles	(80.9)	(87.0)
Acquisitions of businesses, net of cash acquired	—	(33.6)
Proceeds from sale of property, plant, and equipment and other assets	3.3	22.0
Other	(3.1)	—
Net cash flows used in investing activities	(1,644.4)	(216.1)

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(10,870.5)	(1,374.9)
Net cash distributed from the Internal Revenue Service	(336.4)	—
Payments of debt	(0.3)	(0.2)
Proceeds from the issuance of debt	988.9	—
Settlement of cash flow hedges	(12.5)	—
Repurchases of common stock	(372.6)	(250.0)
Net proceeds from stock purchase plan and stock-based compensation plans	12.0	(36.6)
Dividends paid	(572.6)	(515.8)
Net proceeds related to reverse repurchase agreements	297.1	273.8
Net proceeds of commercial paper borrowings	4,375.4	—
Net cash flows used in financing activities	(6,491.5)	(1,903.7)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	17.0	(16.3)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7,294.5)	(1,809.6)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	10,086.0	8,771.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,791.5	$6,961.9

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,104.9	$1,441.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	686.6	5,520.5
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,791.5	$6,961.9

Supplemental disclosures of cash flow information:
Cash paid for interest	$140.7	$97.0
Cash paid for income taxes, net of income tax refunds	$64.7	$87.9
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal 2024”). Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

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

The following tables provide details of revenue by our business pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended
	September 30,
Types of Revenues	2024	2023
HCM	$2,025.4	$1,914.4
HRO, excluding PEO zero-margin benefits pass-throughs	865.2	811.7
PEO zero-margin benefits pass-throughs	1,049.2	976.7
Global	639.6	607.9
Interest on funds held for clients	253.3	201.7
Total Revenues	$4,832.7	$4,512.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,027.6	$—	$(2.2)	$2,025.4
HRO, excluding PEO zero-margin benefits pass-throughs	342.8	523.0	(0.6)	865.2
PEO zero-margin benefits pass-throughs	—	1,049.2	—	1,049.2
Global	639.6	—	—	639.6
Interest on funds held for clients	251.0	2.3	—	253.3
Total Segment Revenues	$3,261.0	$1,574.5	$(2.8)	$4,832.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,916.7	$—	$(2.3)	$1,914.4
HRO, excluding PEO zero-margin benefits pass-throughs	322.0	491.0	(1.3)	811.7
PEO zero-margin benefits pass-throughs	—	976.7	—	976.7
Global	607.9	—	—	607.9
Interest on funds held for clients	199.8	1.9	—	201.7
Total Segment Revenues	$3,046.4	$1,469.6	$(3.6)	$4,512.4

Contract Balances

The timing of revenue recognition for HCM, HRO and Global is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the three months ended September 30, 2024 were as follows:

Contract Liability
Contract liability, July 1, 2024	$491.6
Recognition of revenue included in beginning of year contract liability	(35.9)
Contract liability, net of revenue recognized on contracts during the period	28.0
Currency translation adjustments	10.8
Contract liability, September 30, 2024	$494.5

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2024
Net earnings	$956.3			$956.3
Weighted average shares (in millions)	407.9	0.7	0.9	409.5
EPS	$2.34			$2.34
Three Months Ended September 30, 2023
Net earnings	$859.4			$859.4
Weighted average shares (in millions)	411.7	0.9	1.0	413.6
EPS	$2.09			$2.08

For the three months ended September 30, 2024 and 2023, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution.

Note 5. Other (Income)/Expense, Net

	Three Months Ended
	September 30,
	2024	2023
Interest income on corporate funds	$(91.7)	$(46.5)
Realized losses on available-for-sale securities, net	0.2	1.9
Gain on sale of assets	(2.4)	(14.6)
Non-service components of pension income, net (see Note 11)	(7.8)	(8.5)
Other (income)/expense, net	$(101.7)	$(67.7)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$2,791.5	$—	$—	$2,791.5
Available-for-sale securities:
Corporate bonds	17,705.4	129.0	(578.6)	17,255.8
U.S. Treasury securities	8,197.1	94.8	(81.7)	8,210.2
Canadian government obligations and Canadian government agency obligations	2,295.7	18.2	(52.2)	2,261.7
U.S. government agency securities	1,582.4	3.7	(98.2)	1,487.9
Asset-backed securities	1,614.4	22.6	(25.6)	1,611.4
Canadian provincial bonds	1,140.4	17.5	(35.6)	1,122.3
Commercial mortgage-backed securities	509.0	0.6	(21.7)	487.9
Other securities	1,279.9	7.2	(51.2)	1,235.9

Total available-for-sale securities	34,324.3	293.6	(944.8)	33,673.1

Total corporate investments and funds held for clients	$37,115.8	$293.6	$(944.8)	$36,464.6
(A) Included within available-for-sale securities are corporate investments with fair values of $6,182.8 million and funds held for clients with fair values of $27,490.3 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2024
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
(B) Included within available-for-sale securities are corporate investments with fair values of $384.0 million and funds held for clients with fair values of $30,823.5 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form

10-K for fiscal 2024. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2024.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2024, are as follows:

	September 30, 2024
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(2.4)	$346.9	$(576.2)	$12,170.6	$(578.6)	$12,517.5
U.S. Treasury securities	(5.5)	77.9	(76.2)	3,172.5	(81.7)	3,250.4
Canadian government obligations and Canadian government agency obligations	—	1.4	(52.2)	1,607.2	(52.2)	1,608.6
U.S. government agency securities	—	0.8	(98.2)	1,384.3	(98.2)	1,385.1
Asset-backed securities	(0.4)	96.1	(25.2)	624.0	(25.6)	720.1
Canadian provincial bonds	—	1.1	(35.6)	661.2	(35.6)	662.3
Commercial mortgage-backed securities	(0.3)	15.3	(21.4)	460.1	(21.7)	475.4
Other securities	(6.2)	118.9	(45.0)	719.1	(51.2)	838.0
	$(14.8)	$658.4	$(930.0)	$20,799.0	$(944.8)	$21,457.4

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

At September 30, 2024, corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from October 2024 through September 2034.

At September 30, 2024, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $759.5 million, $486.8 million, and $189.5 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2024.

At September 30, 2024, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $969.0 million and $482.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from October 2024 through August 2034.

At September 30, 2024, U.S. government agency commercial mortgage-backed securities of $487.9 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At September 30, 2024, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $543.2 million, AA-rated United Kingdom Gilt securities of $313.0 million, and AAA-rated supranational bonds of $218.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2024	2024
Corporate investments:
Cash and cash equivalents	$2,104.9	$2,913.4
Short-term marketable securities	5,242.2	384.0
Long-term marketable securities	940.6	—
Total corporate investments	$8,287.7	$3,297.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2024	2024
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$686.6	$7,172.6
Restricted short-term marketable securities held to satisfy client funds obligations	1,211.8	5,538.1
Restricted long-term marketable securities held to satisfy client funds obligations	26,278.5	25,285.4
Total funds held for clients	$28,176.9	$37,996.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $28,720.9 million and $39,503.9 million at September 30, 2024 and June 30, 2024, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2024 and June 30, 2024, $25,338.3 million and $34,940.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at September 30, 2024.

Expected maturities of available-for-sale securities at September 30, 2024 are as follows:

One year or less	$6,454.0
One year to two years	7,883.9
Two years to three years	4,589.9
Three years to four years	5,437.6
After four years	9,307.7
Total available-for-sale securities	$33,673.1

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

The components of operating lease expense were as follows:

	Three Months Ended
	September 30,
	2024	2023
Operating lease cost	$27.5	$34.0
Short-term lease cost	0.3	0.5
Variable lease cost	6.6	3.2
Total operating lease cost	$34.4	$37.7

The following table provides supplemental cash flow information related to the Company's leases:

	Three Months Ended
	September 30,
	2024	2023
Cash paid for operating lease liabilities	$28.8	$30.5
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$13.7	$26.9

Other information related to our operating lease liabilities is as follows:

	September 30,	June 30,
	2024	2024
Weighted-average remaining lease term (in years)	5	5
Weighted-average discount rate	3.3%	3.3%
Current operating lease liability	$96.0	$92.2

As of September 30, 2024, maturities of operating lease liabilities are as follows:

Nine months ending June 30, 2025	$82.4
Twelve months ending June 30, 2026	98.5
Twelve months ending June 30, 2027	85.2
Twelve months ending June 30, 2028	64.7
Twelve months ending June 30, 2029	42.2
Thereafter	76.9
Total undiscounted lease obligations	449.9
Less: Imputed interest	(37.8)
Net lease obligations	$412.1

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2024 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6
Currency translation adjustments	15.4	—	15.4
Balance at September 30, 2024	$2,364.2	$4.8	$2,369.0

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2024	2024
Intangible assets:
Software and software licenses	$3,874.3	$3,803.7
Customer contracts and lists	1,192.9	1,181.6
Other intangibles	242.2	242.0
	5,309.4	5,227.3
Less accumulated amortization:
Software and software licenses	(2,707.0)	(2,642.6)
Customer contracts and lists	(1,030.5)	(1,007.6)
Other intangibles	(241.6)	(241.1)
	(3,979.1)	(3,891.3)
Intangible assets, net	$1,330.3	$1,336.0

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $89.0 million and $95.7 million for the three months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2025	$327.7
Twelve months ending June 30, 2026	$265.5
Twelve months ending June 30, 2027	$195.1
Twelve months ending June 30, 2028	$152.2
Twelve months ending June 30, 2029	$124.0
Twelve months ending June 30, 2030	$86.0

Note 9. Short-term Financing

The Company has a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. The Company also has a $2.25 billion, five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a five year, $3.5 billion credit facility maturing in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2024 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2024, the Company had $4.4 billion of commercial paper outstanding, which was repaid in early October 2024. At June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2024	2023
Average daily borrowings (in billions)	$4.8	$4.1
Weighted average interest rates	5.3%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2024 and June 30, 2024, the Company had $679.1 million and $385.4 million of outstanding obligations related to reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid in early October 2024 and early July 2024, respectively. The Company has $7.3 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2024	2023
Average outstanding balances (in billions)	$3.8	$1.4
Weighted average interest rates	5.3%	5.3%

Note 10. Debt

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10 years totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
During the three months ended September 30, 2024, the Company issued $1.0 billion of senior notes due in 2034 bearing a fixed interest rate of 4.450%. In connection with the senior notes issuance, the Company terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were executed during the three months ended September 30, 2024 and $600.0 million were executed on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $12.5 million was deferred in accumulated other comprehensive income and will be amortized to earnings over the life of the issued Notes as the interest payments are made.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2024 and June 30, 2024, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2024	June 30, 2024
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	—
Other		3.7	4.1
		4,003.7	3,004.1
Less: current portion		(1,000.3)	(1.1)
Less: unamortized discount and debt issuance costs		(22.0)	(11.7)
Total long-term debt		$2,981.4	$2,991.3
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of September 30, 2024, the fair value of the Notes, based on Level 2 inputs, was $3,779.3 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2024.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.4 million and 1.0 million shares in the three months ended September 30, 2024 and 2023, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended
	September 30,
	2024	2023
Operating expenses	$9.1	$7.4
Selling, general and administrative expenses	42.3	42.8
Research and development	9.2	8.6
Total stock-based compensation expense	$60.6	$58.8

During the three months ended September 30, 2024, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2024	2,042	$159
Options granted	—	$—
Options exercised	(498)	$162
Options forfeited/cancelled	—	$—
Options outstanding at September 30, 2024	1,544	$158

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2024	124	1,053
Restricted shares/units granted	—	578
Restricted shares/units vested	(114)	(418)
Restricted shares/units forfeited	—	(11)
Restricted shares/units outstanding at September 30, 2024	10	1,202

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2024	88	753
Restricted shares/units granted	—	293
Restricted shares/units vested	(58)	(293)
Restricted shares/units forfeited	(2)	(2)
Restricted shares/units outstanding at September 30, 2024	28	751

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended
	September 30,
	2024	2023
Service cost – benefits earned during the period	$1.5	$1.3
Interest cost on projected benefits	21.9	21.2
Expected return on plan assets	(29.0)	(29.0)
Net amortization and deferral	0.7	0.7
Net pension (income)/expense	$(4.9)	$(5.8)

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2024 and 2023 was 22.6% and 21.4%, respectively. The increase in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a valuation allowance release in the three months ended September 30, 2023.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	September 30, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2024	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)	$4,547.6
Net earnings	—	—	956.3	—	—	956.3
Other comprehensive income	—	—	—	—	708.1	708.1
Stock-based compensation expense	—	54.8	—	—	—	54.8
Issuances relating to stock compensation plans	—	66.9	—	49.7	—	116.6
Treasury stock acquired (1.4 million shares repurchased)	—	—	—	(457.5)	—	(457.5)
Dividends declared ($1.40 per share)	—	—	(577.3)	—	—	(577.3)
Balance at September 30, 2024	$63.9	$2,528.6	$24,001.2	$(20,144.9)	$(1,100.2)	$5,348.6

	Three Months Ended
	September 30, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2023	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)	$3,509.1
Net earnings	—	—	859.4	—	—	859.4
Other comprehensive income	—	—	—	—	(162.0)	(162.0)
Stock-based compensation expense	—	54.0	—	—	—	54.0
Issuances relating to stock compensation plans	—	32.4	—	49.4	—	81.8
Treasury stock acquired (1.0 million shares repurchased)	—	—	—	(347.5)	—	(347.5)
Dividends declared ($1.25 per share)	—	—	(522.0)	—	—	(522.0)
Balance at September 30, 2023	$63.9	$2,188.7	$22,455.4	$(18,767.4)	$(2,467.8)	$3,472.8

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	49.2	864.4		(12.5)		—		901.1
Tax effect	—	(197.9)		3.1		—		(194.8)
Reclassification adjustments to net earnings	—	0.2	(A)	1.1	(C)	1.1	(B)	2.4
Tax effect	—	—		(0.3)		(0.3)		(0.6)
Balance at September 30, 2024	$(329.6)	$(511.3)		$(28.6)		$(230.7)		$(1,100.2)

	Three Months Ended
	September 30, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	(44.6)	(150.6)		—		—		(195.2)
Tax effect	—	30.1		—		—		30.1
Reclassification adjustments to net earnings	—	1.9	(A)	1.1	(C)	1.0	(B)	4.0
Tax effect	—	(0.4)		(0.3)		(0.2)		(0.9)
Balance at September 30, 2023	$(385.4)	$(1,824.6)		$(22.5)		$(235.3)		$(2,467.8)

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

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2024	2023
Employer Services	$3,261.0	$3,046.4
PEO Services	1,574.5	1,469.6
Other	(2.8)	(3.6)
	$4,832.7	$4,512.4

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2024	2023
Employer Services	$1,164.3	$1,008.5
PEO Services	225.6	222.9
Other	(153.7)	(138.6)
	$1,236.2	$1,092.8

Note 17. Subsequent Events

In October 2024, the Company acquired WorkForce Software, a premier workforce management solutions provider that specializes in supporting large, global enterprises, for approximately $1.2 billion in cash. The results of WorkForce Software will be reported within the Company’s Employer Services segment. The Company has not yet finalized the purchase price allocation for this acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like "outlook", “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives and the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal 2024”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

During the first quarter we continued to make meaningful progress on our strategic priorities. We continuously aim to offer solutions that solve our clients’ complex business challenges. As part of this approach, in October 2024, we acquired WorkForce Software, a premier workforce management solutions provider that specializes in supporting large, global enterprises. Additionally, in September, we introduced ADP Lyric HCM, our flexible, intelligent and human-centric Global HCM platform. This is a unique offering, combining global HR, global payroll, and global service to adapt to a variety of structures and workflows and offer employers a human-centric approach to managing their people. Finally, we continued to invest in generative AI capabilities to enhance the experience of our clients and empower our associates. During the first quarter, we expanded access to our robust generative AI-based service tools which are designed to bring speed to our service interactions and improve the client experience.

Highlights from the three months ended September 30, 2024 include:

•Revenue growth of 7% to $4,832.7 million; 7% organic constant currency
•Earnings before income taxes margin expansion of 140 bps, and adjusted EBIT margin expansion of 130 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 13%, to $2.34 and 12%, to $2.33, respectively.
•Cash returned via shareholder friendly actions of $940M, including $570M of dividends and $370M of share repurchases
•Acquired WorkForce Software for approximately $1.2 billion in cash

For the three months ended September 30, 2024, we delivered solid revenue growth of 7%, on a reported and organic constant currency basis. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 2% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. PEO average worksite employees increased 3% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at September 30, 2024 and we remain well positioned to support our clients and our associates.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three months ended September 30, respectively:

	Three Months Ended
	September 30,
	2024	2023

Total Revenues	$4,832.7	$4,512.4
YoY Growth	7%	7%
YoY Growth, Organic Constant Currency	7%	7%

Total revenues for the three months ended September 30, 2024 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control.

Total revenues for the three months ended September 30, 2024 include interest on funds held for clients of $253.3 million, as compared to $201.7 million for the three months ended September 30, 2023. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.1% for the three months ended September 30, 2024, as compared to 2.6% for the three months ended September 30, 2023, and an increase in our average client funds balances of 5.3% to $32.8 billion for the three months ended September 30, 2024.

Total Expenses

	Three Months Ended
	September 30,
	2024	2023	% Change

Costs of revenues:
Operating expenses	$2,285.8	$2,157.6	6%
Research and development	232.6	236.5	(2)%
Depreciation and amortization	115.3	121.3	(5)%
Total costs of revenues	2,633.7	2,515.4	5%
Selling, general and administrative expenses	926.7	880.3	5%
Interest expense	137.8	91.6	50%
Total expenses	$3,698.2	$3,487.3	6%

For the three months ended September 30, 2024, operating expenses increased due to higher PEO Services zero-margin benefits pass-through costs of $976.7 million to $1,049.2 million for the three months ended September 30, 2024. Additionally, for the three months ended September 30, 2024 operating expenses increased by $24.6 million due to higher service and implementation costs in support of our growing revenue.

Research and development expenses decreased for the three months ended September 30, 2024 due to efficiencies from workforce optimization efforts initiated in the prior year, and an increase in the capitalizable spend related to the integration of GenAI into our products as compared to the prior year.

Depreciation and amortization expenses decreased for the three months ended September 30, 2024 due to lower amortization of customer contracts and lists, partially offset by amortization of new investments in purchased software and internally developed software primarily for our next-gen products.

Selling, general and administrative expenses increased for three months ended September 30, 2024 primarily due to increases in selling and marketing expenses of $31.1 million as a result of investments in our sales organization, and an increase from acquisition and debt issuance related costs.

Interest expense increased for the three months ended September 30, 2024 primarily due to a higher volume of average commercial paper borrowings of $4.8 billion and reverse repurchase borrowings of $3.8 billion, as compared to $4.1 billion and $1.4 billion, respectively, for the three months ended September 30, 2023.

Other (Income)/Expense, net

	Three Months Ended
	September 30,
	2024	2023	$ Change
Interest income on corporate funds	$(91.7)	$(46.5)	$45.2
Realized losses on available-for-sale securities, net	0.2	1.9	1.7
Gain on sale of assets	(2.4)	(14.6)	(12.2)
Non-service components of pension income, net	(7.8)	(8.5)	(0.7)
Other (income)/expense, net	$(101.7)	$(67.7)	$34.0

Interest income on corporate funds increased due to higher average interest rates of 3.4% for the three months ended September 30, 2024, as compared to 2.6% for the three months ended September 30, 2023, coupled with higher average investment balances of $10.7 billion for the three months ended September 30, 2024, as compared to $7.1 billion for the three months ended September 30, 2023. See Note 11 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three months ended September 30:

	Three Months Ended
	September 30,
	2024	2023	YoY Growth
EBIT	$1,236.2	$1,092.8	13%
EBIT Margin	25.6%	24.2%	140 bps
Adjusted EBIT	$1,232.5	$1,093.3	13%
Adjusted EBIT Margin	25.5%	24.2%	130 bps

Earnings before income taxes increased for the three months ended September 30, 2024, due to the components discussed above.

Margin increased for the three months ended September 30, 2024, due to contributions from client funds interest revenues discussed above, increased interest income on corporate funds, operating efficiencies for costs of servicing our clients on growing revenue, and a decrease in research and development costs, partially offset by increased interest expense.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives and the impact of net severance charges as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2024 and 2023 was 22.6% and 21.4%, respectively. The increase in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a valuation allowance release in the three months ended September 30, 2023.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2024 and 2023 was 22.6% and 21.4%, respectively. The increase in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a valuation allowance release in the three months ended September 30, 2023.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three months ended September 30:

	Three Months Ended
	September 30,
	2024	2023	YoY Growth

Net earnings	$956.3	$859.4	11%
Diluted EPS	$2.34	$2.08	13%
Adjusted net earnings	$956.1	$859.9	11%
Adjusted diluted EPS	$2.33	$2.08	12%

For the three months ended September 30, 2024, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended September 30, 2024, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.4 million shares during the three months ended September 30, 2024, and 1.0 million shares during the three months ended September 30, 2023, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change
	September 30,
	2024	2023	As Reported	Organic constant currency
Employer Services	$3,261.0	$3,046.4	7%	7%
PEO Services	1,574.5	1,469.6	7%	7%
Other	(2.8)	(3.6)	n/m	n/m
	$4,832.7	$4,512.4	7%	7%

	Earnings before Income Taxes
	Three Months Ended		% Change
	September 30,
	2024	2023	As Reported
Employer Services	$1,164.3	$1,008.5	15%
PEO Services	225.6	222.9	1%
Other	(153.7)	(138.6)	n/m
	$1,236.2	$1,092.8	13%

	Margin
	Three Months Ended
	September 30,
	2024	2023	YoY Growth
Employer Services	35.7%	33.1%	260 bps
PEO Services	14.3%	15.2%	(80) bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended September 30, 2024 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, and an increase in our pays per control of 2%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 15% for the three months ended September 30, 2024, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased selling expenses.

Margin

Employer Services' margin increased for the three months ended September 30, 2024, due to contributions from client funds interest revenues discussed above, operating efficiencies for costs of servicing our clients on growing revenue, and a decrease in research and development costs.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change
	September 30,
	2024	2023	$	%
PEO Services' revenues	$1,574.5	$1,469.6	$104.9	7%
Less: PEO zero-margin benefits pass-throughs	1,049.2	976.7	72.5	7%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$525.3	$492.9	$32.4	7%

PEO Services' revenue increased for the three months ended September 30, 2024, due to increase in zero-margin benefits pass-throughs, and increase in average worksite employees of 3%, as compared to the three months ended September 30, 2023.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 1% for the three months ended September 30, 2024 due to increased revenues discussed above, partially offset by increases in selling expenses, and zero-margin benefits pass-through costs as compared to the three months ended September 30, 2023.

Margin

PEO Services' margin decreased for the three months ended September 30, 2024 due to increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and less favorable actuarial loss development in workers’ compensation reserves in ADP Indemnity.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $4.8 million for the three months ended September 30, 2024, as compared to approximately $6.2 million for the three months ended September 30, 2023, which was primarily a result of less favorable actuarial loss development in workers’ compensation reserves. In July 2024, ADP Indemnity paid a premium of $276 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year on terms substantially similar to the fiscal 2024 reinsurance policy.

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

	Three Months Ended		% Change
	September 30,
	2024	2023	As Reported

Net earnings	$956.3	$859.4	11%
Adjustments:
Provision for income taxes	279.9	233.4
All other interest expense (a)	20.5	18.0
All other interest income (a)	(23.9)	(18.2)
Transformation initiatives	—	0.7
Legal settlements (b)	(0.3)	—
Adjusted EBIT	$1,232.5	$1,093.3	13%
Adjusted EBIT Margin	25.5%	24.2%

Provision for income taxes	$279.9	$233.4	20%
Adjustments:
Transformation initiatives (c)	—	0.2
Legal settlements (c)	(0.1)	—
Adjusted provision for income taxes	$279.8	$233.6	20%
Adjusted effective tax rate (d)	22.6%	21.4%

Net earnings	$956.3	$859.4	11%
Adjustments:
Transformation initiatives	—	0.7
Income tax (benefit)/provision for transformation initiatives (c)	—	(0.2)
Legal settlements (b)	(0.3)	—
Income tax (benefit)/provision for legal settlements (c)	0.1	—
Adjusted net earnings	$956.1	$859.9	11%

Diluted EPS	$2.34	$2.08	13%
Adjustments:
Transformation initiatives (c)	—	—
Legal settlements (b) (c)	—	—
Adjusted diluted EPS	$2.33	$2.08	12%

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

(b) Represents a reserve reversal of a legal matter from fiscal 2023 previously recorded as an adjustment to EBIT.

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

Three Months Ended
September 30,
2024
Consolidated revenue growth as reported	7%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Consolidated revenue growth, organic constant currency	7%

Employer Services revenue growth as reported	7%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Employer Services revenue growth, organic constant currency	7%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, cash and cash equivalents were $2.1 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, acquisitions and capital expenditures for the foreseeable future. Our financial condition remains solid at September 30, 2024 and we have sufficient liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements ($7.3 billion of which is available on a committed basis in the U.S.), together with our $10.3 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks related to our client funds extended investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2024 and 2023, respectively, are summarized as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change
Cash provided by / (used in):
Operating activities	$824.4	$326.5	$497.9
Investing activities	(1,644.4)	(216.1)	(1,428.3)
Financing activities	(6,491.5)	(1,903.7)	(4,587.8)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	17.0	(16.3)	33.3
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(7,294.5)	$(1,809.6)	$(5,484.9)

Net cash flows provided by operating activities increased due to favorable changes in the components of working capital and an increase in growth in our business, as compared to the three months ended September 30, 2023.

Net cash flows used in investing activities changed due to the timing of purchases and proceeds of corporate and client funds marketable securities of $1,426.7 million.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $9,495.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, along with a net decrease in cash received from the Internal Revenue Service as of September 30, 2024, to be refunded to our clients, offset by proceeds from commercial paper borrowing and issuance of debt.

From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. We purchased approximately 1.4 million shares of our common stock at an average price per share of $259.47 during the three months ended September 30, 2024, as compared to purchases of 1.0 million shares at an average price per share of $242.26 during the three months ended September 30, 2023.

Capital Resources and Client Funds Obligations

We have $4.0 billion of senior unsecured notes with maturity dates in 2025, 2028, 2030 and 2034. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our long-term financing.

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2024, the Company had $4.4 billion of commercial paper outstanding, which was repaid in early October 2024. At June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2024	2023
Average daily borrowings (in billions)	$4.8	$4.1
Weighted average interest rates	5.3%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. We have $7.3 billion available to us on a committed basis under the U.S. reverse repurchase agreements. At September 30, 2024 and June 30, 2024, the Company had $679.1 million and $385.4 million of outstanding obligations related to reverse repurchase agreements which were fully paid in early October 2024 and early July 2024, respectively. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2024	2023
Average outstanding balances (in billions)	$3.8	$1.4
Weighted average interest rates	5.3%	5.3%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2028 and June 2029, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2024 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through September 30, 2024. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the three months ended September 30, 2024 were $55.6 million, as compared to $42.2 million for the three months ended September 30, 2023. We expect capital expenditures in fiscal 2025 to be between $200 million and $225 million, as compared to $211.7 million in fiscal 2024.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), and our ability to engage in reverse repurchase agreement transactions ($7.3 billion of which is available on a committed basis in the U.S.) and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2024	2023
Average investment balances at cost:
Corporate investments	$10,669.8	$7,129.0
Funds held for clients	32,787.0	31,129.4
Total	$43,456.8	$38,258.4

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.4%	2.6%
Funds held for clients	3.1%	2.6%
Total	3.2%	2.6%

Net realized losses on available-for-sale securities	$0.2	$1.9

	September 30, 2024	June 30, 2024
Net unrealized pre-tax losses on available-for-sale securities	$(651.2)	$(1,515.8)

Total available-for-sale securities at fair value	$33,673.1	$31,207.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.6% for the three months ended September 30, 2023 to 3.2% for the three months ended September 30, 2024. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $15 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2025. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2025.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal 2025.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
Period
July 1 to 31, 2024	602,492	$243.74	601,588	$2,931,127,683

August 1 to 31, 2024	468,040	$264.95	468,040	$2,807,121,415

September 1 to 30, 2024	678,382	$276.23	362,604	$2,706,124,635
Total	1,748,914		1,432,232

(1)
During the three months ended September 30, 2024, pursuant to the terms of the Company’s restricted stock program, the Company purchased 316,682 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2024, our executive officers adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5–1(c).

Name & Title	Date of Adoption	Duration of Trading Arrangement	The maximum number of securities to be sold pursuant to the trading arrangement (1)
John Ayala, Chief Operating Officer	September 10, 2024	January 3, 2025 – December 31, 2025	47,709
Maria Black, President and Chief Executive Officer	September 6, 2024	January 3, 2025 – December 31, 2025	46,783
Michael Bonarti, Chief Administrative Officer	September 9, 2024	February 3, 2025 – December 31, 2025	43,905
Christopher D’Ambrosio, Chief Strategy Officer	September 9, 2024	February 10, 2025 – December 30, 2025	2,856
Joseph DeSilva, President, Global Sales	September 9, 2024	January 2, 2025 – December 31, 2025	19,827
Sreeni Kutam, President, Global Product and Innovation	September 6, 2024	January 2, 2025 – December 31, 2025	49,907
David Kwon, Chief Legal Officer/General Counsel	September 5, 2024	January 2, 2025 – December 31, 2025	3,470
Jonathan Lehberger, Corporate Controller	September 5, 2024	January 2, 2025 – December 31, 2025	4,803
Don McGuire, Chief Financial Officer	September 6, 2024	January 2, 2025 – December 31, 2025	24,387
Carlos Rodriguez, Director	September 5, 2024	January 7, 2025 – December 31, 2025	145,246

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 1, 2024	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)