Form 10-Q
period 2024-12-31
AUTOMATIC DATA PROCESSING INC
filed 2025-01-30
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024

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
The number of shares outstanding of the registrant’s common stock as of January 27, 2025 was 406,870,893.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,114.8	$2,898.6	$6,122.0	$5,741.4
Interest on funds held for clients	272.8	225.3	526.1	427.1
PEO revenues (A)	1,660.8	1,544.1	3,233.0	3,011.8
TOTAL REVENUES	5,048.4	4,668.0	9,881.1	9,180.3

EXPENSES:
Costs of revenues:
Operating expenses	2,376.1	2,213.3	4,661.9	4,370.9
Research and development	239.5	228.7	472.1	465.1
Depreciation and amortization	126.9	119.6	242.2	240.9
TOTAL COSTS OF REVENUES	2,742.5	2,561.6	5,376.2	5,076.9

Selling, general, and administrative expenses	1,006.1	922.5	1,932.8	1,802.8
Interest expense	129.6	104.9	267.4	196.5
TOTAL EXPENSES	3,878.2	3,589.0	7,576.4	7,076.2

Other (income)/expense, net	(91.1)	(64.8)	(192.8)	(132.5)

EARNINGS BEFORE INCOME TAXES	1,261.3	1,143.8	2,497.5	2,236.6

Provision for income taxes	298.1	265.4	578.0	498.8

NET EARNINGS	$963.2	$878.4	$1,919.5	$1,737.8

BASIC EARNINGS PER SHARE	$2.36	$2.14	$4.71	$4.22

DILUTED EARNINGS PER SHARE	$2.35	$2.13	$4.69	$4.20

Basic weighted average shares outstanding	407.6	411.1	407.7	411.4
Diluted weighted average shares outstanding	409.0	412.5	409.3	414.0

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $19,420.8 million and $18,379.2 million for the three months ended December 31, 2024 and 2023, respectively, and $36,614.4 million and $34,373.8 million for the six months ended December 31, 2024 and 2023, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net earnings	$963.2	$878.4	$1,919.5	$1,737.8

Other comprehensive income/(losses):
Currency translation adjustments	(101.0)	53.9	(51.8)	9.3

Unrealized net (losses)/gains on available-for-sale securities	(423.8)	860.5	440.5	709.9
Tax effect	94.2	(194.9)	(103.6)	(164.8)
Reclassification of realized net losses on available-for-sale securities to net earnings	0.6	2.0	0.8	4.0
Tax effect	(0.1)	(0.5)	(0.1)	(1.0)

Unrealized loss on cash flow hedging activities	—	—	(12.5)	—
Tax effect	—	—	3.1	—
Amortization of unrealized losses on cash flow hedging activities	1.4	1.1	2.5	2.2
Tax effect	(0.3)	(0.2)	(0.6)	(0.5)

Reclassification of pension liability adjustment to net earnings	0.7	0.9	1.8	1.9
Tax effect	(0.2)	(0.2)	(0.5)	(0.4)

Other comprehensive (loss)/income, net of tax	(428.5)	722.6	279.6	560.6
Comprehensive income	$534.7	$1,601.0	$2,199.1	$2,298.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$2,216.4	$2,913.4
Accounts receivable, net of allowance for doubtful accounts of $50.3 and $52.2, respectively	3,503.5	3,428.2
Other current assets	1,126.8	1,204.8
Total current assets before funds held for clients	6,846.7	7,546.4
Funds held for clients	47,407.7	37,996.1
Total current assets	54,254.4	45,542.5
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.1, respectively	5.9	7.3
Property, plant and equipment, net	682.2	685.6
Operating lease right-of-use asset	342.9	370.6
Deferred contract costs	2,936.4	2,965.0
Other assets	951.9	1,102.1
Goodwill	3,183.9	2,353.6
Intangible assets, net	1,739.1	1,336.0
Total assets	$64,096.7	$54,362.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$186.4	$100.6
Accrued expenses and other current liabilities	3,088.7	3,349.0
Accrued payroll and payroll-related expenses	682.6	958.7
Dividends payable	621.6	566.4
Short-term deferred revenues	236.7	199.8
Obligations under reverse repurchase agreements (A)	—	385.4
Short-term debt	1,000.5	1.1
Income taxes payable	4.4	15.1
Total current liabilities before client funds obligations	5,820.9	5,576.1
Client funds obligations	48,482.2	39,503.9
Total current liabilities	54,303.1	45,080.0
Long-term debt	2,982.0	2,991.3
Operating lease liabilities	300.3	328.6
Other liabilities	999.3	990.8
Deferred income taxes	90.8	64.3
Long-term deferred revenues	343.1	360.1
Total liabilities	59,018.6	49,815.1

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2024 and June 30, 2024; outstanding, 406.9 and 408.1 shares at December 31, 2024 and June 30, 2024, respectively	63.9	63.9
Capital in excess of par value	2,619.6	2,406.9
Retained earnings	24,335.6	23,622.2
Treasury stock - at cost: 231.8 and 230.6 shares at December 31, 2024 and June 30, 2024, respectively	(20,412.3)	(19,737.1)
Accumulated other comprehensive (loss)/ income	(1,528.7)	(1,808.3)
Total stockholders’ equity	5,078.1	4,547.6
Total liabilities and stockholders’ equity	$64,096.7	$54,362.7

(A) As of June 30, 2024, $384.0 million of short-term marketable securities and $1.4 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net earnings	$1,919.5	$1,737.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	289.7	281.6
Amortization of deferred contract costs	565.9	526.7
Deferred income taxes	32.5	22.5
Stock-based compensation expense	139.7	132.4
Bad debt expense	23.1	24.5
Net pension income	(9.8)	(11.6)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(31.5)	(17.4)
Other	4.7	(7.6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(94.7)	(382.3)
Increase in deferred contract costs	(565.3)	(538.0)
Increase in other assets	(271.0)	(313.6)
Increase/(Decrease) in accounts payable	82.4	(19.0)
Decrease in accrued expenses and other liabilities	(110.5)	(77.1)
Net cash flows provided by operating activities	1,974.7	1,358.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,990.7)	(1,305.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,524.1	1,503.2
Capital expenditures	(98.2)	(94.1)
Additions to intangibles	(175.7)	(165.7)
Acquisitions of businesses, net of cash acquired	(1,160.6)	(33.6)
Proceeds from sale of property, plant, and equipment and other assets	3.3	26.4
Other	(4.5)	(8.5)
Net cash flows used in investing activities	(2,902.3)	(77.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	9,090.4	5,421.9
Net cash distributed from the Internal Revenue Service	(487.6)	—
Payments of debt	(0.6)	(0.5)
Proceeds from the issuance of debt	988.9	—
Settlement of cash flow hedges	(12.5)	—
Repurchases of common stock	(644.9)	(504.7)
Net proceeds from stock purchase plan and stock-based compensation plans	38.6	(17.5)
Dividends paid	(1,145.1)	(1,032.1)
Net proceeds related to reverse repurchase agreements	(344.7)	(51.0)
Net cash flows provided by financing activities	7,482.5	3,816.1

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(36.7)	10.6

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	6,518.2	5,107.8

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	10,086.0	8,771.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$16,604.2	$13,879.3

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	2,216.4	1,641.3
Restricted cash and restricted cash equivalents included in funds held for clients (A)	14,387.8	12,238.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$16,604.2	$13,879.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$249.5	$192.8
Cash paid for income taxes, net of income tax refunds	$583.5	$590.4
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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

None.
Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40)	This update improves financial reporting by requiring enhanced disclosures of the expense captions in the Income Statement within the Notes to the financial statements.	June 30, 2028 (Fiscal 2028)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, and cash flows.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This update enhances the transparency and decision usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows.	June 30, 2026 (Fiscal 2026)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, and cash flows.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and certain quantitative disclosures.	June 30, 2025 (Fiscal 2025)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, and cash flows.

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

The following tables provide details of revenue by our business pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2024	2023	2024	2023
HCM	$2,131.9	$1,975.2	$4,157.3	$3,889.4
HRO, excluding PEO zero-margin benefits pass-throughs	943.2	888.7	1,808.4	1,700.4
PEO zero-margin benefits pass-throughs	1,055.2	970.7	2,104.4	1,947.5
Global	645.3	608.1	1,284.9	1,215.9
Interest on funds held for clients	272.8	225.3	526.1	427.1
Total Revenues	$5,048.4	$4,668.0	$9,881.1	$9,180.3

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,134.4	$—	$(2.5)	$2,131.9
HRO, excluding PEO zero-margin benefits pass-throughs	338.5	605.6	(0.9)	943.2
PEO zero-margin benefits pass-throughs	—	1,055.2	—	1,055.2
Global	645.3	—	—	645.3
Interest on funds held for clients	270.3	2.5	—	272.8
Total Segment Revenues	$3,388.5	$1,663.3	$(3.4)	$5,048.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,977.4	$—	$(2.2)	$1,975.2
HRO, excluding PEO zero-margin benefits pass-throughs	316.4	573.4	(1.1)	888.7
PEO zero-margin benefits pass-throughs	—	970.7	—	970.7
Global	608.1	—	—	608.1
Interest on funds held for clients	223.3	2.0	—	225.3
Total Segment Revenues	$3,125.2	$1,546.1	$(3.3)	$4,668.0

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,162.0	$—	$(4.7)	$4,157.3
HRO, excluding PEO zero-margin benefits pass-throughs	681.3	1,128.6	(1.5)	1,808.4
PEO zero-margin benefits pass-throughs	—	2,104.4	—	2,104.4
Global	1,284.9	—	—	1,284.9
Interest on funds held for clients	521.3	4.8	—	526.1
Total Segment Revenues	$6,649.5	$3,237.8	$(6.2)	$9,881.1

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,894.0	$—	$(4.6)	$3,889.4
HRO, excluding PEO zero-margin benefits pass-throughs	638.5	1,064.3	(2.4)	1,700.4
PEO zero-margin benefits pass-throughs	—	1,947.5	—	1,947.5
Global	1,215.9	—	—	1,215.9
Interest on funds held for clients	423.2	3.9	—	427.1
Total Segment Revenues	$6,171.6	$3,015.7	$(7.0)	$9,180.3

Contract Balances

The timing of revenue recognition for HCM, HRO and Global is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the six months ended December 31, 2024 were as follows:

Contract Liability
Contract liability, July 1, 2024	$491.6
Recognition of revenue included in beginning of year contract liability	(69.9)
Contract liability, net of revenue recognized on contracts during the period	60.9
Currency translation adjustments	(10.8)
Contract liability, December 31, 2024	$471.8

Note 4. Acquisition

In October 2024, the Company acquired WorkForce Software, a premier workforce management solutions provider that specializes in supporting large, global enterprises, utilizing cash on hand. The results of WorkForce Software will be reported within the Company’s Employer Services segment. Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.

The following table reconciles the purchase price to the cash paid for the acquisition, net of cash acquired:

Purchase price	$1,173.1
Less: cash acquired	(12.5)
Cash paid for acquisition of business, net of cash acquired	$1,160.6

The preliminary allocation of the purchase price is based upon estimates and assumptions that are subject to change within the measurement period, which is one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain assets and liabilities, including identifiable intangible assets, and the finalization of net working capital items included in the purchase price allocation. Accordingly, the measurement period for such purchase price allocations will end when the information becomes available but will not exceed twelve months from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary purchase price allocation for WorkForce Software is as follows:

Cash	$12.5
Accounts receivable, net of allowance for doubtful accounts	20.0
Identifiable intangible assets (1)	417.0
Goodwill	846.4
All other assets	21.9
Total assets acquired	$1,317.8

Deferred revenue	$39.6
Deferred income taxes	46.6
All other liabilities	58.5
Total liabilities assumed	$144.7
Total net assets acquired	$1,173.1

(1) Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes an estimated valuation by an independent third-party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to the future cash flows. The estimated fair value of intangible assets and related useful lives as included in the estimated purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (in years)
Technology	$200.0	7
Customer/Partner relationships	$210.0	8
Tradename	$7.0	4

The goodwill recorded as a result of the WorkForce Software transaction represents future economic benefits the Company expects to achieve as a result of the acquisition, including expected synergies along with the value of the assembled workforce. None of the goodwill resulting from the acquisition is tax deductible.

Note 5.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2024
Net earnings	$963.2			$963.2
Weighted average shares (in millions)	407.6	0.6	0.8	409.0
EPS	$2.36			$2.35
Three Months Ended December 31, 2023
Net earnings	$878.4			$878.4
Weighted average shares (in millions)	411.1	0.8	0.6	412.5
EPS	$2.14			$2.13

Six Months Ended December 31, 2024
Net earnings	$1,919.5			$1,919.5
Weighted average shares (in millions)	407.7	0.7	0.9	409.3
EPS	$4.71			$4.69
Six Months Ended December 31, 2023
Net earnings	$1,737.8			$1,737.8
Weighted average shares (in millions)	411.4	0.9	1.7	414.0
EPS	$4.22			$4.20

For the three and six months ended December 31, 2024, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution. For the three months ended December 31, 2023, there were 0.1 million stock options excluded from the calculation of diluted earnings per share due to anti-dilution. For the six months ended December 31, 2023, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution.

Note 6. Other (Income)/Expense, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest income on corporate funds	$(83.9)	$(56.9)	$(175.5)	$(103.4)
Realized losses on available-for-sale securities, net	0.6	2.0	0.8	4.0
Gain on sale of assets	—	(1.4)	(2.4)	(16.0)
Non-service components of pension income, net (see Note 12)	(7.8)	(8.5)	(15.7)	(17.1)
Other (income)/expense, net	$(91.1)	$(64.8)	$(192.8)	$(132.5)

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$16,604.2	$—	$—	$16,604.2
Available-for-sale securities:
Corporate bonds	17,699.9	17.1	(708.7)	17,008.3
U.S. Treasury securities	8,167.5	17.7	(99.0)	8,086.2
Canadian government obligations and Canadian government agency obligations	2,183.3	12.3	(51.7)	2,143.9
U.S. government agency securities	1,602.7	0.2	(118.1)	1,484.8
Asset-backed securities	1,600.5	8.3	(28.3)	1,580.5
Canadian provincial bonds	1,108.5	8.4	(42.6)	1,074.3
Commercial mortgage-backed securities	481.4	—	(28.4)	453.0
Other securities	1,250.6	2.1	(63.8)	1,188.9

Total available-for-sale securities	34,094.4	66.1	(1,140.6)	33,019.9

Total corporate investments and funds held for clients	$50,698.6	$66.1	$(1,140.6)	$49,624.1
(A) Included within available-for-sale securities are funds held for clients with fair value of $33,019.9 million. There are no corporate investments included within available-for-sale securities at December 31, 2024. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2024. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2024.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2024, are as follows:

	December 31, 2024
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(51.8)	$3,389.6	$(656.9)	$11,809.9	$(708.7)	$15,199.5
U.S. Treasury securities	(20.3)	2,677.3	(78.7)	2,754.4	(99.0)	5,431.7
Canadian government obligations and Canadian government agency obligations	(0.7)	266.8	(51.0)	1,311.2	(51.7)	1,578.0
U.S. government agency securities	(1.9)	113.0	(116.2)	1,346.8	(118.1)	1,459.8
Asset-backed securities	(3.0)	271.4	(25.3)	601.4	(28.3)	872.8
Canadian provincial bonds	(3.9)	166.5	(38.7)	612.7	(42.6)	779.2
Commercial mortgage-backed securities	(0.4)	25.5	(28.0)	427.6	(28.4)	453.1
Other securities	(3.9)	325.9	(59.9)	714.3	(63.8)	1,040.2
	$(85.9)	$7,236.0	$(1,054.7)	$19,578.3	$(1,140.6)	$26,814.3

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

At December 31, 2024, corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from January 2025 through September 2034.

At December 31, 2024, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $751.9 million, $480.1 million, and $167.5 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2024.

At December 31, 2024, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $960.2 million and $480.0 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from February 2025 through August 2034.

At December 31, 2024, U.S. government agency commercial mortgage-backed securities of $453.0 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At December 31, 2024, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $523.7 million, AA-rated United Kingdom Gilt securities of $293.9 million, and AAA-rated supranational bonds of $213.0 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2024	2024
Corporate investments:
Cash and cash equivalents	$2,216.4	$2,913.4
Short-term marketable securities (a)	—	384.0
Long-term marketable securities (b)	—	—
Total corporate investments	$2,216.4	$3,297.4

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2024	2024
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$14,387.8	$7,172.6
Restricted short-term marketable securities held to satisfy client funds obligations	6,807.9	5,538.1
Restricted long-term marketable securities held to satisfy client funds obligations	26,212.0	25,285.4
Total funds held for clients	$47,407.7	$37,996.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $48,482.2 million and $39,503.9 million at December 31, 2024 and June 30, 2024, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2024 and June 30, 2024, $43,112.4 million and $34,940.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at December 31, 2024.

Expected maturities of available-for-sale securities at December 31, 2024 are as follows:

One year or less	$6,807.9
One year to two years	7,555.4
Two years to three years	4,061.8
Three years to four years	5,502.4
After four years	9,092.4
Total available-for-sale securities	$33,019.9

Note 8.  Leases

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

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating lease cost	$27.3	$32.2	$54.8	$66.2
Short-term lease cost	0.2	0.4	0.5	0.9
Variable lease cost	4.6	4.8	11.2	8.0
Total operating lease cost	$32.1	$37.4	$66.5	$75.1

The following table provides supplemental cash flow information related to the Company's leases:

	Six Months Ended
	December 31,
	2024	2023
Cash paid for operating lease liabilities	$59.3	$63.6
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$31.7	$45.8

Other information related to our operating lease liabilities is as follows:

	December 31,	June 30,
	2024	2024
Weighted-average remaining lease term (in years)	5	5
Weighted-average discount rate	3.4%	3.3%
Current operating lease liability	$94.6	$92.2

As of December 31, 2024, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2025	$55.2
Twelve months ending June 30, 2026	100.1
Twelve months ending June 30, 2027	87.1
Twelve months ending June 30, 2028	66.6
Twelve months ending June 30, 2029	44.4
Thereafter	77.7
Total undiscounted lease obligations	431.1
Less: Imputed interest	(36.2)
Net lease obligations	$394.9

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2024 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6
Additions and other adjustments	846.4	—	846.4
Currency translation adjustments	(16.1)	—	(16.1)
Balance at December 31, 2024	$3,179.1	$4.8	$3,183.9

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2024	2024
Intangible assets:
Software and software licenses	$4,098.6	$3,803.7
Customer contracts and lists	1,420.0	1,181.6
Other intangibles	249.3	242.0
	5,767.9	5,227.3
Less accumulated amortization:
Software and software licenses	(2,743.5)	(2,642.6)
Customer contracts and lists	(1,042.9)	(1,007.6)
Other intangibles	(242.4)	(241.1)
	(4,028.8)	(3,891.3)
Intangible assets, net	$1,739.1	$1,336.0

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 4 years for other intangibles). Amortization of intangible assets was $100.7 million and $94.5 million for the three months ended December 31, 2024 and 2023, respectively, and $189.7 million and $190.2 million for the six months ended December 31, 2024 and 2023, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2025	$253.2
Twelve months ending June 30, 2026	$362.3
Twelve months ending June 30, 2027	$262.5
Twelve months ending June 30, 2028	$220.6
Twelve months ending June 30, 2029	$190.1
Twelve months ending June 30, 2030	$148.8

Note 10. Short-term Financing

The Company has a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. The Company also has a $2.25 billion, five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a five year, $3.5 billion credit facility maturing in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2024 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2024 and June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Average daily borrowings (in billions)	$4.5	$3.9	$4.7	$4.0
Weighted average interest rates	4.8%	5.4%	5.1%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2024, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2024, the Company had $385.4 million of outstanding obligations related to reverse repurchase agreements which were fully paid in early July 2024. The Company has $7.3 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Average outstanding balances (in billions)	$3.7	$2.4	$3.7	$1.9
Weighted average interest rates	4.8%	5.4%	5.0%	5.4%

Note 11. Debt

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10 years totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
During the first quarter ended September 30, 2024, the Company issued $1.0 billion of senior notes due in 2034 bearing a fixed interest rate of 4.450%. In connection with the senior notes issuance, the Company terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were executed during the three months ended September 30, 2024 and $600.0 million were executed on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $12.5 million was deferred in accumulated other comprehensive income and will be amortized to earnings over the life of the issued Notes as the interest payments are made.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2024 and June 30, 2024, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2024	June 30, 2024
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	—
Other		3.5	4.1
		4,003.5	3,004.1
Less: current portion		(1,000.5)	(1.1)
Less: unamortized discount and debt issuance costs		(21.0)	(11.7)
Total long-term debt		$2,982.0	$2,991.3
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2024, the fair value of the Notes, based on Level 2 inputs, was $3,688.6 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2024.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock units. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 0.9 million and 1.1 million shares in the three months ended December 31, 2024 and 2023, respectively, and repurchased 2.4 million and 2.1 million shares in the six months ended December 31, 2024 and 2023. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating expenses	$9.2	$7.4	$18.3	$14.8
Selling, general and administrative expenses	59.6	57.6	101.9	100.4
Research and development	10.3	8.6	19.5	17.2
Total stock-based compensation expense	$79.1	$73.6	$139.7	$132.4

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost – benefits earned during the period	$1.5	$1.3	$3.0	$2.6
Interest cost on projected benefits	21.9	21.1	43.7	42.3
Expected return on plan assets	(29.0)	(29.0)	(58.0)	(58.0)
Net amortization and deferral	0.7	0.8	1.5	1.5
Net pension income	$(4.9)	$(5.8)	$(9.8)	$(11.6)

Note 13. Income Taxes

The effective tax rate for the three months ended December 31, 2024 and 2023 was 23.6% and 23.2%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities in the three months ended December 31, 2023, partially offset by a higher excess tax benefit on stock-based compensation in the three months ended December 31, 2024.

The effective tax rate for the six months ended December 31, 2024 and 2023 was 23.1% and 22.3%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities, lower reserves for uncertain tax positions and a valuation allowance release in the six months ended December 31, 2023.

Note 14. Commitments and Contingencies

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

Note 15. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2024	$63.9	$2,528.6	$24,001.2	$(20,144.9)	$(1,100.2)	$5,348.6
Net earnings	—	—	963.2	—	—	963.2
Other comprehensive income	—	—	—	—	(428.5)	(428.5)
Stock-based compensation expense	—	70.2	—	—	—	70.2
Issuances relating to stock compensation plans	—	20.8	—	6.5	—	27.3
Treasury stock acquired (0.9 million shares repurchased)	—	—	—	(273.9)	—	(273.9)
Dividends declared ($1.54 per share)	—	—	(628.8)	—	—	(628.8)
Balance at December 31, 2024	$63.9	$2,619.6	$24,335.6	$(20,412.3)	$(1,528.7)	$5,078.1

	Three Months Ended
	December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2023	$63.9	$2,188.7	$22,455.4	$(18,767.4)	$(2,467.8)	$3,472.8
Net earnings	—	—	878.4	—	—	878.4
Other comprehensive income	—	—	—	—	722.6	722.6
Stock-based compensation expense	—	67.6	—	—	—	67.6
Issuances relating to stock compensation plans	—	6.6	—	0.3	—	6.9
Treasury stock acquired (1.1 million shares repurchased)	—	—	—	(252.0)	—	(252.0)
Dividends declared ($1.40 per share)	—	—	(576.7)	—	—	(576.7)
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6

	Six Months Ended
	December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2024	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)	$4,547.6
Net earnings	—	—	1,919.5	—	—	1,919.5
Other comprehensive income	—	—	—	—	279.6	279.6
Stock-based compensation expense	—	125.0	—	—	—	125.0
Issuances relating to stock compensation plans	—	87.7	—	56.2	—	143.9
Treasury stock acquired (2.4 million shares repurchased)	—	—	—	(731.4)	—	(731.4)
Dividends declared ($2.94 per share)	—	—	(1,206.1)	—	—	(1,206.1)
Balance at December 31, 2024	$63.9	$2,619.6	$24,335.6	$(20,412.3)	$(1,528.7)	$5,078.1

	Six Months Ended
	December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2023	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)	$3,509.1
Net earnings	—	—	1,737.8	—	—	1,737.8
Other comprehensive income	—	—	—	—	560.6	560.6
Stock-based compensation expense	—	121.7	—	—	—	121.7
Issuances relating to stock compensation plans	—	38.9	—	49.7	—	88.6
Treasury stock acquired (2.1 million shares repurchased)	—	—	—	(599.5)	—	(599.5)
Dividends declared ($2.65 per share)	—	—	(1,098.7)	—	—	(1,098.7)
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6

Note 16. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2024	$(329.6)	$(511.3)		$(28.6)		$(230.7)		$(1,100.2)
Other comprehensive income/(loss) before reclassification adjustments	(101.0)	(423.8)		—		—		(524.8)
Tax effect	—	94.2		—		—		94.2
Reclassification adjustments to net earnings	—	0.6	(A)	1.4	(C)	0.7	(B)	2.7
Tax effect	—	(0.1)		(0.3)		(0.2)		(0.6)
Balance at December 31, 2024	$(430.6)	$(840.4)		$(27.5)		$(230.2)		$(1,528.7)

	Three Months Ended
	December 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2023	$(385.4)	$(1,824.6)		$(22.5)		$(235.3)		$(2,467.8)
Other comprehensive income/(loss) before reclassification adjustments	53.9	860.5		—		—		914.4
Tax effect	—	(194.9)		—		—		(194.9)
Reclassification adjustments to net earnings	—	2.0	(A)	1.1	(C)	0.9	(B)	4.0
Tax effect	—	(0.5)		(0.2)		(0.2)		(0.9)
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)

	Six Months Ended
	December 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	(51.8)	440.5		(12.5)		—		376.2
Tax effect	—	(103.6)		3.1		—		(100.5)
Reclassification adjustments to net earnings	—	0.8	(A)	2.5	(C)	1.8	(B)	5.1
Tax effect	—	(0.1)		(0.6)		(0.5)		(1.2)
Balance at December 31, 2024	$(430.6)	$(840.4)		$(27.5)		$(230.2)		$(1,528.7)

	Six Months Ended
	December 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	9.3	709.9		—		—		719.2
Tax effect	—	(164.8)		—		—		(164.8)
Reclassification adjustments to net earnings	—	4.0	(A)	2.2	(C)	1.9	(B)	8.1
Tax effect	—	(1.0)		(0.5)		(0.4)		(1.9)
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension (income)/expense (see Note 12).

(C) Reclassification adjustments out of AOCI are included in Interest expense on the Statements of Consolidated Earnings (see Note 11).

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Employer Services	$3,388.5	$3,125.2	$6,649.5	$6,171.6
PEO Services	1,663.3	1,546.1	3,237.8	3,015.7
Other	(3.4)	(3.3)	(6.2)	(7.0)
	$5,048.4	$4,668.0	$9,881.1	$9,180.3

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Employer Services	$1,183.0	$1,061.9	$2,347.3	$2,070.4
PEO Services	251.7	255.0	477.3	477.9
Other	(173.4)	(173.1)	(327.1)	(311.7)
	$1,261.3	$1,143.8	$2,497.5	$2,236.6

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

During the second quarter, we continued to make meaningful progress on our Strategic Priorities. We announced a partnership that brings together Fiserv’s preeminent small business solutions, specifically Clover® and CashFlow Central℠, with RUN, our industry-leading small business payroll and HR solution. Additionally, we started to integrate the WorkForce Software acquisition, which closed in October, into our global HCM ecosystem. Lastly, since the first quarter introduction of ADP Lyric HCM, our flexible, intelligent, and human-centric Global HCM platform, we have experienced a meaningful increase in ADP Lyric's new business activity. During the second quarter, we also achieved a major milestone by increasing our dividend for the 50th consecutive year.

Highlights from the six months ended December 31, 2024 include:

•Revenue growth of 8% to $9,881.1 million; 7% organic constant currency
•Earnings before income taxes margin expansion of 90 bps, and adjusted EBIT margin expansion of 90 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 12%, to $4.69, respectively
•Cash returned via shareholder friendly actions of $1,790M, including $1,145M of dividends and $645M of share repurchases
•Closed the WorkForce Software acquisition in October and started the integration efforts

For the six months ended December 31, 2024, we delivered solid revenue growth of 8%, 7% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 2% for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. PEO average worksite employees increased 3% for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at December 31, 2024 and we remain well positioned to support our clients and our associates.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and six months ended December 31, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Total Revenues	$5,048.4	$4,668.0	$9,881.1	$9,180.3
YoY Growth	8%	6%	8%	7%
YoY Growth, Organic Constant Currency	8%	6%	7%	6%

Total revenues for the three months ended December 31, 2024 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in zero-margin benefits pass-throughs, an increase in our pays per control and the impact from the WorkForce Software acquisition.

Total revenues for the six months ended December 31, 2024 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control.

Total revenues for the three months ended December 31, 2024 include interest on funds held for clients of $272.8 million, as compared to $225.3 million for the three months ended December 31, 2023. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.1% for the three months ended December 31, 2024, as compared to 2.8% for the three months ended December 31, 2023, and an increase in our average client funds balances of 8.1% to $35.3 billion for the three months ended December 31, 2024.

Total revenues for the six months ended December 31, 2024 include interest on funds held for clients of $526.1 million, as compared to $427.1 million for the six months ended December 31, 2023. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.1% for the six months ended December 31, 2024, as compared to 2.7% for the six months ended December 31, 2023, and an increase in our average client funds balances of 6.7% to $34.0 billion for the six months ended December 31, 2024.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	% Change	2024	2023	% Change

Costs of revenues:
Operating expenses	$2,376.1	$2,213.3	7%	$4,661.9	$4,370.9	7%
Research and development	239.5	228.7	5%	472.1	465.1	2%
Depreciation and amortization	126.9	119.6	6%	242.2	240.9	1%
Total costs of revenues	2,742.5	2,561.6	7%	5,376.2	5,076.9	6%
Selling, general and administrative expenses	1,006.1	922.5	9%	1,932.8	1,802.8	7%
Interest expense	129.6	104.9	24%	267.4	196.5	36%
Total expenses	$3,878.2	$3,589.0	8%	$7,576.4	$7,076.2	7%

For the three months ended December 31, 2024, operating expenses increased due to an increase of $84.5 million of PEO Services zero-margin benefits pass-through costs from $970.7 million to $1,055.2 million. Additionally, for the three months ended December 31, 2024 operating expenses increased by $36.1 million due to higher service and implementation costs in support of our growing revenue.

For the six months ended December 31, 2024, operating expenses increased due to an increase of $156.9 million of PEO Services zero-margin benefits pass-through costs from $1,947.5 million to $2,104.4 million. Additionally, for the six months ended December 31, 2024 operating expenses increased by $60.7 million due to higher service and implementation costs in support of our growing revenue.

Research and development expenses increased for the three and six months ended December 31, 2024 due to increased investments and costs to develop, support, and maintain our new and existing products and the impact from the WorkForce Software acquisition, partially offset by efficiencies from workforce optimization efforts initiated in the prior year and an increase in the capitalizable spend related to the integration of GenAI into our products, as compared to the prior year.

Depreciation and amortization expenses increased for the three and six months ended December 31, 2024 due to the impact from the WorkForce Software acquisition and amortization of new investments in internally developed software primarily for our next-gen products and purchased software, partially offset by lower amortization of customer contracts and lists.

Selling, general and administrative expenses increased for the three and six months ended December 31, 2024 primarily due to increases in selling and marketing expenses of $39.0 million and $73.5 million, respectively, as a result of investments in our sales organization, and an increase from acquisition related costs.

Interest expense increased for the three months ended December 31, 2024 primarily due to a higher volume of average commercial paper borrowings of $4.5 billion and reverse repurchase borrowings of $3.7 billion, as compared to $3.9 billion and $2.4 billion, respectively, for the three months ended December 31, 2023, partially offset by a decrease in average interest rates of 60 basis points for commercial paper and reverse repurchase borrowings.

Interest expense increased for the six months ended December 31, 2024 primarily due to a higher volume of average commercial paper borrowings of $4.7 billion and reverse repurchase borrowings of $3.7 billion, as compared to $4.0 billion and $1.9 billion, respectively, for the six months ended December 31, 2023, partially offset by a decrease in average interest rates of 30 basis points for commercial paper and reverse repurchase borrowings.

Other (Income)/Expense, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	$ Change	2024	2023	$ Change
Interest income on corporate funds	$(83.9)	$(56.9)	$27.0	$(175.5)	$(103.4)	$72.1
Realized losses on available-for-sale securities, net	0.6	2.0	1.4	0.8	4.0	3.2
Gain on sale of assets	—	(1.4)	(1.4)	(2.4)	(16.0)	(13.6)
Non-service components of pension income, net	(7.8)	(8.5)	(0.7)	(15.7)	(17.1)	(1.4)
Other (income)/expense, net	$(91.1)	$(64.8)	$26.3	$(192.8)	$(132.5)	$60.3

Interest income on corporate funds increased due to higher average investment balances of $10.0 billion and $10.3 billion for the three and six months ended December 31, 2024, respectively, as compared to $7.8 billion and $7.5 billion for the three and six months ended December 31, 2023, respectively, coupled with higher average interest rates of 3.4% for each period, as compared to 2.9% and 2.8% for the three and six months ended December 31, 2023, respectively. See Note 12 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three and six months ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth
EBIT	$1,261.3	$1,143.8	10%	$2,497.5	$2,236.6	12%
EBIT Margin	25.0%	24.5%	50 bps	25.3%	24.4%	90 bps
Adjusted EBIT	$1,272.0	$1,147.1	11%	$2,504.5	$2,240.4	12%
Adjusted EBIT Margin	25.2%	24.6%	60 bps	25.3%	24.4%	90 bps

Earnings before income taxes increased for the three and six months ended December 31, 2024, due to the components discussed above.

EBIT Margin increased for the three and six months ended December 31, 2024, due to contributions from client funds interest revenues discussed above, increased interest income on corporate funds, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased interest expense and acquisition related expenses.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives, in the applicable periods.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2024 and 2023 was 23.6% and 23.2%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities in the three months ended December 31, 2023, partially offset by a higher excess tax benefit on stock-based compensation in the three months ended December 31, 2024.

The effective tax rate for the six months ended December 31, 2024 and 2023 was 23.1% and 22.3%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities, lower reserves for uncertain tax positions and a valuation allowance release in the six months ended December 31, 2023.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2024 and 2023 was 23.6% and 23.2%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

The adjusted effective tax rate for the six months ended December 31, 2024 and 2023 was 23.1% and 22.3%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three and six months ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth

Net earnings	$963.2	$878.4	10%	$1,919.5	$1,737.8	10%
Diluted EPS	$2.35	$2.13	10%	$4.69	$4.20	12%
Adjusted net earnings	$963.2	$880.5	9%	$1,919.3	$1,740.4	10%
Adjusted diluted EPS	$2.35	$2.13	10%	$4.69	$4.20	12%

For the three and six months ended December 31, 2024, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended December 31, 2024, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 0.9 million shares during the three months ended December 31, 2024, and 1.1 million shares during the three months ended December 31, 2023, partially offset by the issuances of shares under our employee benefit plans.

For the six months ended December 31, 2024, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 2.4 million shares during the six months ended December 31, 2024, and 2.1 million shares during the six months ended December 31, 2023, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended		% Change
	December 31,				December 31,
	2024	2023	As Reported	Organic constant currency	2024	2023	As Reported	Organic constant currency
Employer Services	$3,388.5	$3,125.2	8%	7%	$6,649.5	$6,171.6	8%	7%
PEO Services	1,663.3	1,546.1	8%	8%	3,237.8	3,015.7	7%	7%
Other	(3.4)	(3.3)	n/m	n/m	(6.2)	(7.0)	n/m	n/m
	$5,048.4	$4,668.0	8%	8%	$9,881.1	$9,180.3	8%	7%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2024	2023	As Reported	2024	2023	As Reported
Employer Services	$1,183.0	$1,061.9	11%	$2,347.3	$2,070.4	13%
PEO Services	251.7	255.0	(1)%	477.3	477.9	—%
Other	(173.4)	(173.1)	n/m	(327.1)	(311.7)	n/m
	$1,261.3	$1,143.8	10%	$2,497.5	$2,236.6	12%

	Margin
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth
Employer Services	34.9%	34.0%	90 bps	35.3%	33.5%	180 bps
PEO Services	15.1%	16.5%	(140) bps	14.7%	15.8%	(110) bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three and six months ended December 31, 2024 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, an increase in our pays per control of 1% and 2%, respectively, and the impact from the WorkForce Software acquisition.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 11% and 13% for the three and six months ended December 31, 2024, respectively, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased selling expenses.

Margin

Employer Services' margin increase for the three and six months ended December 31, 2024, respectively, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by acquisition related expenses.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2024	2023	$	%	2024	2023	$	%
PEO Services' revenues	$1,663.3	$1,546.1	$117.2	8%	$3,237.8	$3,015.7	$222.1	7%
Less: PEO zero-margin benefits pass-throughs	1,055.2	970.7	84.5	9%	2,104.4	1,947.5	156.9	8%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$608.1	$575.4	$32.7	6%	$1,133.4	$1,068.2	$65.2	6%

PEO Services' revenue increased for the three and six months ended December 31, 2024, due to the increase in zero-margin benefits pass-throughs, and an increase in average worksite employees of 3% for each period, as compared to the three and six months ended December 31, 2023.

Earnings before Income Taxes

PEO Services' earnings before income taxes decreased 1% and remained flat for the three and six months ended December 31, 2024, respectively, due to increased revenues discussed above, partially offset by increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling expenses, as compared to the three and six months ended December 31, 2023.

Margin

PEO Services' margin decreased for the three and six months ended December 31, 2024 due to increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling expenses.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax (loss)/benefit of approximately $(0.8) million and $4.1 million for the three and six months ended December 31, 2024, respectively, as compared to approximately $(1.7) million and $4.5 million for the three and six months ended December 31, 2023, respectively. The pre-tax loss for the three months ended December 31, 2024 was primarily a result of more favorable actuarial loss development in workers’ compensation reserves as compared to December 31, 2023. The pre-tax benefit for the six months ended December 31, 2024 was primarily a result of less favorable actuarial loss development in workers’ compensation reserves as compared to December 31, 2023. In July 2024, ADP Indemnity paid a premium of $276 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year on terms substantially similar to the fiscal 2024 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2024	2023	As Reported	2024	2023	As Reported

Net earnings	$963.2	$878.4	10%	$1,919.5	$1,737.8	10%
Adjustments:
Provision for income taxes	298.1	265.4		578.0	498.8
All other interest expense (a)	29.6	17.8		50.1	35.8
All other interest income (a)	(18.9)	(17.2)		(42.8)	(35.4)
Transformation initiatives	—	2.7		—	3.4
Legal settlements (b)	—	—		(0.3)	—
Adjusted EBIT	$1,272.0	$1,147.1	11%	$2,504.5	$2,240.4	12%
Adjusted EBIT Margin	25.2%	24.6%		25.3%	24.4%

Provision for income taxes	$298.1	$265.4	12%	$578.0	$498.8	16%
Adjustments:
Transformation initiatives (c)	—	0.6		—	0.8
Legal settlements (c)	—	—		(0.1)	—
Adjusted provision for income taxes	$298.1	$266.0	12%	$577.9	$499.6	16%
Adjusted effective tax rate (d)	23.6%	23.2%		23.1%	22.3%

Net earnings	$963.2	$878.4	10%	$1,919.5	$1,737.8	10%
Adjustments:
Transformation initiatives	—	2.7		—	3.4
Income tax (benefit)/provision for transformation initiatives (c)	—	(0.6)		—	(0.8)
Legal settlements (b)	—	—		(0.3)	—
Income tax (benefit)/provision for legal settlements (c)	—	—		0.1	—
Adjusted net earnings	$963.2	$880.5	9%	$1,919.3	$1,740.4	10%

Diluted EPS	$2.35	$2.13	10%	$4.69	$4.20	12%
Adjustments:
Transformation initiatives (c)	—	0.01		—	0.01
Legal settlements (b) (c)	—	—		—	—
Adjusted diluted EPS	$2.35	$2.13	10%	$4.69	$4.20	12%

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2024
Consolidated revenue growth as reported	8%	8%
Adjustments:
Impact of acquisitions	(1)%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	8%	7%

Employer Services revenue growth as reported	8%	8%
Adjustments:
Impact of acquisitions	(1)%	(1)%
Impact of foreign currency	—%	—%
Employer Services revenue growth, organic constant currency	7%	7%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, cash and cash equivalents were $2.2 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, acquisitions and capital expenditures for the foreseeable future. Our financial condition remains solid at December 31, 2024 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2024 and 2023, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2024	2023	$ Change
Cash provided by / (used in):
Operating activities	$1,974.7	$1,358.9	$615.8
Investing activities	(2,902.3)	(77.8)	(2,824.5)
Financing activities	7,482.5	3,816.1	3,666.4
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(36.7)	10.6	(47.3)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,518.2	$5,107.8	$1,410.4

Net cash flows provided by operating activities increased due to favorable changes in the components of working capital and an increase in growth in our business, as compared to the six months ended December 31, 2023.

Net cash flows used in investing activities changed due to the acquisition of Workforce Software with a cash disbursement of $1,160.6 million and the timing of purchases and proceeds of corporate and client funds marketable securities of $1,664.3 million.

Net cash flows used in financing activities changed due to a net increase in the cash flow from client funds obligations of $3,668.5 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, along with proceeds from the issuance of debt, offset by a net decrease in cash distributed from the Internal Revenue Service as of December 31, 2024, which was refunded to our clients, repurchases of common stock, dividends paid, and proceeds related to reverse repurchase agreements.

From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. We purchased approximately 2.4 million shares of our common stock at an average price per share of $274.42 during the six months ended December 31, 2024, as compared to purchases of 2.1 million shares at an average price per share of $238.29 during the six months ended December 31, 2023.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2024 and June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Average daily borrowings (in billions)	$4.5	$3.9	$4.7	$4.0
Weighted average interest rates	4.8%	5.4%	5.1%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. We have $7.3 billion available to us on a committed basis under the U.S. reverse repurchase agreements. At December 31, 2024, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2024, the Company had $385.4 million of outstanding obligations related to reverse repurchase agreements which were fully paid in early July 2024. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Average outstanding balances (in billions)	$3.7	$2.4	$3.7	$1.9
Weighted average interest rates	4.8%	5.4%	5.0%	5.4%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2028 and June 2029, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2024 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through December 31, 2024. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 7 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2024 were $98.2 million, as compared to $94.0 million for the six months ended December 31, 2023. We expect capital expenditures in fiscal 2025 to be between $180 million and $200 million, as compared to $211.7 million in fiscal 2024.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Average investment balances at cost:
Corporate investments	$9,964.9	$7,823.0	$10,317.3	$7,475.7
Funds held for clients	35,281.9	32,646.3	34,034.4	31,887.8
Total	$45,246.8	$40,469.3	$44,351.7	$39,363.5

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.4%	2.9%	3.4%	2.8%
Funds held for clients	3.1%	2.8%	3.1%	2.7%
Total	3.2%	2.8%	3.2%	2.7%

Net realized losses on available-for-sale securities	$0.6	$2.0	$0.8	$4.0

	December 31, 2024	June 30, 2024
Net unrealized pre-tax losses on available-for-sale securities	$(1,074.5)	$(1,515.8)

Total available-for-sale securities at fair value	$33,019.9	$31,207.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.7% for the six months ended December 31, 2023 to 3.2% for the six months ended December 31, 2024. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $20 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2025. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2025.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
Period
October 1 to 31, 2024	298,902	$288.95	298,829	$2,619,779,352

November 1 to 30, 2024	291,632	$303.82	290,708	$2,531,459,636

December 1 to 31, 2024	336,248	$300.00	332,671	$2,431,630,798
Total	926,782		922,208

(1)
During the three months ended December 31, 2024, pursuant to the terms of the Company’s restricted stock program, the Company purchased 4,574 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

(a) In connection with his previously announced departure from Automatic Data Processing, Inc. (the “Company”) on March 31, 2025, John C. Ayala entered into a separation agreement and release (“agreement”), dated January 27, 2025. His departure constitutes a “Qualifying Termination” as defined under the Company’s Corporate Officer Severance Plan (the “Plan”) and the agreement sets forth the terms of his separation and release in accordance with the Plan. A copy of the separation agreement and release is filed as Exhibit 10.1 hereto and incorporated herein by reference.

(c) During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Separation Agreement and Release, dated January 27, 2025, by and between John C. Ayala and Automatic Data Processing, Inc.
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	January 30, 2025	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)