Form 10-Q
period 2025-03-31
AUTOMATIC DATA PROCESSING INC
filed 2025-05-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
The number of shares outstanding of the registrant’s common stock as of April 28, 2025 was 405,922,749.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,412.6	$3,270.3	$9,534.6	$9,011.7
Interest on funds held for clients	355.2	320.8	881.3	747.9
PEO revenues (A)	1,785.2	1,662.7	5,018.2	4,674.5
TOTAL REVENUES	5,553.0	5,253.8	15,434.1	14,434.1

EXPENSES:
Costs of revenues:
Operating expenses	2,534.7	2,406.5	7,196.6	6,777.4
Research and development	247.1	242.7	719.2	707.8
Depreciation and amortization	122.4	119.0	364.6	359.9
TOTAL COSTS OF REVENUES	2,904.2	2,768.2	8,280.4	7,845.1

Selling, general, and administrative expenses	1,015.8	940.9	2,948.6	2,743.6
Interest expense	74.8	62.7	342.2	259.2
TOTAL EXPENSES	3,994.8	3,771.8	11,571.2	10,847.9

Other income, net	(63.7)	(64.3)	(256.5)	(196.8)

EARNINGS BEFORE INCOME TAXES	1,621.9	1,546.3	4,119.4	3,783.0

Provision for income taxes	372.4	361.4	950.4	860.3

NET EARNINGS	$1,249.5	$1,184.9	$3,169.0	$2,922.7

BASIC EARNINGS PER SHARE	$3.07	$2.89	$7.78	$7.11

DILUTED EARNINGS PER SHARE	$3.06	$2.88	$7.75	$7.07

Basic weighted average shares outstanding	406.9	410.5	407.5	411.1
Diluted weighted average shares outstanding	408.5	412.1	409.1	413.6

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $20,293.3 million and $18,339.6 million for the three months ended March 31, 2025 and 2024, respectively, and $56,907.7 million and $52,713.4 million for the nine months ended March 31, 2025 and 2024, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net earnings	$1,249.5	$1,184.9	$3,169.0	$2,922.7

Other comprehensive income/(loss):
Currency translation adjustments	45.3	(37.4)	(6.5)	(28.1)

Unrealized net gains/(losses) on available-for-sale securities	386.2	(91.0)	826.9	618.8
Tax effect	(87.5)	19.1	(191.2)	(145.7)
Reclassification of realized net losses on available-for-sale securities to net earnings	0.1	1.2	0.8	5.2
Tax effect	—	(0.2)	(0.1)	(1.1)

Unrealized loss on cash flow hedging activities	(4.7)	—	(17.2)	—
Tax effect	1.2	—	4.3	—
Amortization of unrealized losses on cash flow hedging activities	1.4	1.1	4.0	3.3
Tax effect	(0.3)	(0.3)	(1.0)	(0.8)

Reclassification of pension liability adjustment to net earnings	1.2	1.0	3.0	2.9
Tax effect	(0.2)	(0.2)	(0.7)	(0.6)

Other comprehensive income/(loss), net of tax	342.7	(106.7)	622.3	453.9
Comprehensive income	$1,592.2	$1,078.2	$3,791.3	$3,376.6

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,680.6	$2,913.4
Accounts receivable, net of allowance for doubtful accounts of $48.2 and $52.2, respectively	3,547.9	3,428.2
Other current assets	933.1	1,204.8
Total current assets before funds held for clients	7,161.6	7,546.4
Funds held for clients	39,375.2	37,996.1
Total current assets	46,536.8	45,542.5
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.1, respectively	5.1	7.3
Property, plant and equipment, net	670.4	685.6
Operating lease right-of-use asset	335.6	370.6
Deferred contract costs	2,996.3	2,965.0
Other assets	999.9	1,102.1
Goodwill	3,300.2	2,353.6
Intangible assets, net	1,604.3	1,336.0
Total assets	$56,448.6	$54,362.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146.3	$100.6
Accrued expenses and other current liabilities	2,977.2	3,349.0
Accrued payroll and payroll-related expenses	732.1	958.7
Dividends payable	620.7	566.4
Short-term deferred revenues	241.3	199.8
Obligations under reverse repurchase agreements (A)	—	385.4
Short-term debt	1,000.7	1.1
Income taxes payable	63.9	15.1
Total current liabilities before client funds obligations	5,782.2	5,576.1
Client funds obligations	40,063.2	39,503.9
Total current liabilities	45,845.4	45,080.0
Long-term debt	2,982.5	2,991.3
Operating lease liabilities	283.2	328.6
Other liabilities	991.2	990.8
Deferred income taxes	129.1	64.3
Long-term deferred revenues	361.9	360.1
Total liabilities	50,593.3	49,815.1

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2025 and June 30, 2024; outstanding, 406.3 and 408.1 shares at March 31, 2025 and June 30, 2024, respectively	63.9	63.9
Capital in excess of par value	2,720.8	2,406.9
Retained earnings	24,956.6	23,622.2
Treasury stock - at cost: 232.4 and 230.6 shares at March 31, 2025 and June 30, 2024, respectively	(20,700.0)	(19,737.1)
Accumulated other comprehensive loss	(1,186.0)	(1,808.3)
Total stockholders’ equity	5,855.3	4,547.6
Total liabilities and stockholders’ equity	$56,448.6	$54,362.7

(A) As of June 30, 2024, $384.0 million of short-term marketable securities and $1.4 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net earnings	$3,169.0	$2,922.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	436.7	426.2
Amortization of deferred contract costs	852.0	795.0
Deferred income taxes	17.2	(4.4)
Stock-based compensation expense	202.5	188.7
Bad debt expense	40.2	38.5
Net pension income	(14.8)	(17.4)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(49.8)	(29.2)
Other	10.8	(5.4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(138.7)	(496.2)
Increase in deferred contract costs	(890.8)	(865.9)
Increase in other assets	(154.9)	(225.7)
Increase/(decrease) in accounts payable	42.0	(9.1)
Increase/(decrease) in accrued expenses and other liabilities	(20.9)	139.2
Net cash flows provided by operating activities	3,500.5	2,857.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,656.4)	(4,365.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,782.9	3,624.6
Capital expenditures	(134.6)	(153.7)
Additions to intangibles	(276.8)	(263.2)
Acquisitions of businesses, net of cash acquired	(1,165.1)	(33.6)
Proceeds from sale of property, plant, and equipment and other assets	3.3	28.3
Other	(11.5)	(8.5)
Net cash flows used in investing activities	(3,458.2)	(1,171.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	634.4	10,999.6
Net cash (distributed)/received from the Internal Revenue Service	(549.2)	1,132.0
Payments of debt	(0.9)	(0.7)
Proceeds from the issuance of debt	988.9	—
Settlement of cash flow hedges	(12.5)	—
Repurchases of common stock	(956.5)	(796.2)
Net proceeds from stock purchase plan and stock-based compensation plans	98.7	24.6
Dividends paid	(1,773.1)	(1,608.0)
Net proceeds related to reverse repurchase agreements	(346.2)	(67.5)
Net cash flows (used in)/provided by financing activities	(1,916.4)	9,683.8

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.7)	(15.7)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,886.8)	11,353.3

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	10,086.0	8,771.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$8,199.2	$20,124.8

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,680.6	$3,291.7
Restricted cash and restricted cash equivalents included in funds held for clients (A)	5,518.6	16,833.1
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$8,199.2	$20,124.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$339.9	$260.9
Cash paid for income taxes, net of income tax refunds	$836.9	$806.1
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

The following tables provide details of revenue by our business pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2025	2024	2025	2024
HCM	$2,392.3	$2,278.8	$6,549.6	$6,168.3
HRO, excluding PEO zero-margin benefits pass-throughs	1,063.6	988.1	2,872.1	2,688.5
PEO zero-margin benefits pass-throughs	1,090.0	1,016.3	3,194.4	2,963.7
Global	651.9	649.8	1,936.7	1,865.7
Interest on funds held for clients	355.2	320.8	881.3	747.9
Total Revenues	$5,553.0	$5,253.8	$15,434.1	$14,434.1

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,395.1	$—	$(2.8)	$2,392.3
HRO, excluding PEO zero-margin benefits pass-throughs	369.0	695.2	(0.6)	1,063.6
PEO zero-margin benefits pass-throughs	—	1,090.0	—	1,090.0
Global	651.9	—	—	651.9
Interest on funds held for clients	351.9	3.3	—	355.2
Total Segment Revenues	$3,767.9	$1,788.5	$(3.4)	$5,553.0

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,280.8	$—	$(2.0)	$2,278.8
HRO, excluding PEO zero-margin benefits pass-throughs	342.2	646.4	(0.5)	988.1
PEO zero-margin benefits pass-throughs	—	1,016.3	—	1,016.3
Global	649.8	—	—	649.8
Interest on funds held for clients	317.9	2.9	—	320.8
Total Segment Revenues	$3,590.7	$1,665.6	$(2.5)	$5,253.8

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,557.1	$—	$(7.5)	$6,549.6
HRO, excluding PEO zero-margin benefits pass-throughs	1,050.4	1,823.8	(2.1)	2,872.1
PEO zero-margin benefits pass-throughs	—	3,194.4	—	3,194.4
Global	1,936.7	—	—	1,936.7
Interest on funds held for clients	873.2	8.1	—	881.3
Total Segment Revenues	$10,417.4	$5,026.3	$(9.6)	$15,434.1

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,174.8	$—	$(6.5)	$6,168.3
HRO, excluding PEO zero-margin benefits pass-throughs	980.7	1,710.7	(2.9)	2,688.5
PEO zero-margin benefits pass-throughs	—	2,963.7	—	2,963.7
Global	1,865.7	—	—	1,865.7
Interest on funds held for clients	741.1	6.8	—	747.9
Total Segment Revenues	$9,762.3	$4,681.2	$(9.4)	$14,434.1

Contract Balances

The timing of revenue recognition for HCM, HRO and Global is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the nine months ended March 31, 2025 were as follows:

Contract Liability
Contract liability, July 1, 2024	$491.6
Recognition of revenue included in beginning of year contract liability	(102.4)
Contract liability, net of revenue recognized on contracts during the period	103.7
Currency translation adjustments	(0.7)
Contract liability, March 31, 2025	$492.2

Note 4. Acquisition

In October 2024, the Company acquired WorkForce Software, a premier workforce management solutions provider that specializes in supporting large, global enterprises, utilizing cash on hand. The results of WorkForce Software are reported within the Company’s Employer Services segment. Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.

The following table reconciles the purchase price to the cash paid for the acquisition, net of cash acquired:

Purchase price	$1,170.8
Less: cash acquired	(12.5)
Cash paid for acquisition of business, net of cash acquired	$1,158.3

The preliminary allocation of the purchase price is based upon estimates and assumptions that are subject to change within the measurement period, which is one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain assets and liabilities, including identifiable intangible assets. Accordingly, the measurement period for such purchase price allocations will end when the information becomes available but will not exceed twelve months from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary purchase price allocation for WorkForce Software is as follows:

Cash	$12.5
Accounts receivable, net of allowance for doubtful accounts	20.0
Identifiable intangible assets (1)	292.0
Goodwill	940.8
All other assets	18.5
Total assets acquired	$1,283.8

Deferred revenue	$39.6
Deferred income taxes	12.8
All other liabilities	60.6
Total liabilities assumed	$113.0
Total net assets acquired	$1,170.8

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

	Estimated Fair Value	Estimated Useful Life (in years)
Technology	$115.0	7
Customer/Partner relationships	$170.0	8
Tradename	$7.0	4

The goodwill recorded as a result of the WorkForce Software transaction represents future economic benefits the Company expects to achieve as a result of the acquisition, including expected synergies along with the value of the assembled workforce. None of the goodwill resulting from the acquisition is tax deductible.

Note 5.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2025
Net earnings	$1,249.5			$1,249.5
Weighted average shares (in millions)	406.9	0.6	1.0	408.5
EPS	$3.07			$3.06
Three Months Ended March 31, 2024
Net earnings	$1,184.9			$1,184.9
Weighted average shares (in millions)	410.5	0.7	0.9	412.1
EPS	$2.89			$2.88

Nine Months Ended March 31, 2025
Net earnings	$3,169.0			$3,169.0
Weighted average shares (in millions)	407.5	0.7	0.9	409.1
EPS	$7.78			$7.75
Nine Months Ended March 31, 2024
Net earnings	$2,922.7			$2,922.7
Weighted average shares (in millions)	411.1	0.8	1.7	413.6
EPS	$7.11			$7.07

For the three and nine months ended March 31, 2025 and 2024, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution.

Note 6. Other (Income)/Expense, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest income on corporate funds	$(55.9)	$(55.9)	$(231.5)	$(159.3)
Realized losses on available-for-sale securities, net	0.1	1.2	0.8	5.2
Gain on sale of assets	—	(1.2)	(2.4)	(17.1)
Non-service components of pension income, net (see Note 12)	(7.9)	(8.4)	(23.4)	(25.6)
Other income, net	$(63.7)	$(64.3)	$(256.5)	$(196.8)

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$8,199.2	$—	$—	$8,199.2
Available-for-sale securities:
Corporate bonds	17,602.6	56.3	(536.7)	17,122.2
U.S. Treasury securities	8,494.6	56.1	(62.5)	8,488.2
Canadian government obligations and Canadian government agency obligations	2,167.1	21.1	(37.0)	2,151.2
U.S. government agency securities	1,588.4	2.0	(91.8)	1,498.6
Asset-backed securities	1,788.1	15.2	(21.1)	1,782.2
Canadian provincial bonds	1,131.8	14.6	(31.6)	1,114.8
Commercial mortgage-backed securities	467.2	0.4	(22.0)	445.6
Other securities	1,304.8	2.5	(53.5)	1,253.8

Total available-for-sale securities	34,544.6	168.2	(856.2)	33,856.6

Total corporate investments and funds held for clients	$42,743.8	$168.2	$(856.2)	$42,055.8
(A) Included within available-for-sale securities are funds held for clients with fair values of $33,856.6 million. There are no corporate investments included within available-for-sale securities at March 31, 2025. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2024. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2025.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2025, are as follows:

	March 31, 2025
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(18.9)	$1,724.1	$(517.8)	$11,020.7	$(536.7)	$12,744.8
U.S. Treasury securities	(4.0)	1,004.4	(58.5)	2,780.4	(62.5)	3,784.8
Canadian government obligations and Canadian government agency obligations	(0.1)	19.9	(36.9)	1,115.6	(37.0)	1,135.5
U.S. government agency securities	(0.1)	22.9	(91.7)	1,304.1	(91.8)	1,327.0
Asset-backed securities	(1.3)	230.8	(19.8)	530.9	(21.1)	761.7
Canadian provincial bonds	(1.4)	68.6	(30.2)	599.1	(31.6)	667.7
Commercial mortgage-backed securities	(0.1)	4.0	(21.9)	419.5	(22.0)	423.5
Other securities	(3.2)	314.6	(50.3)	733.5	(53.5)	1,048.1
	$(29.1)	$3,389.3	$(827.1)	$18,503.8	$(856.2)	$21,893.1

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

At March 31, 2025, corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from April 2025 through March 2035.

At March 31, 2025, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $816.0 million, $536.1 million, and $211.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2025.

At March 31, 2025, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $965.9 million and $486.8 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from April 2025 through August 2034.

At March 31, 2025, U.S. government agency commercial mortgage-backed securities, with fair values of $445.6 million, include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At March 31, 2025, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $532.1 million, AA-rated United Kingdom Gilt securities of $330.7 million, and AAA-rated supranational bonds of $227.7 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2025	2024
Corporate investments:
Cash and cash equivalents	$2,680.6	$2,913.4
Short-term marketable securities (a)	—	384.0
Long-term marketable securities (b)	—	—
Total corporate investments	$2,680.6	$3,297.4

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2025	2024
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$5,518.6	$7,172.6
Restricted short-term marketable securities held to satisfy client funds obligations	8,454.4	5,538.1
Restricted long-term marketable securities held to satisfy client funds obligations	25,402.2	25,285.4
Total funds held for clients	$39,375.2	$37,996.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $40,063.2 million and $39,503.9 million at March 31, 2025 and June 30, 2024, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2025 and June 30, 2024, $35,394.9 million and $34,940.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at March 31, 2025.

Expected maturities of available-for-sale securities at March 31, 2025 are as follows:

One year or less	$8,454.4
One year to two years	6,522.9
Two years to three years	4,144.1
Three years to four years	5,217.7
After four years	9,517.5
Total available-for-sale securities	$33,856.6

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

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating lease cost	$27.4	$29.4	$82.3	$95.6
Short-term lease cost	0.3	0.3	0.8	1.1
Variable lease cost	4.6	4.7	15.8	12.8
Total operating lease cost	$32.3	$34.4	$98.9	$109.5

The following table provides supplemental cash flow information related to the Company's leases:

	Nine Months Ended
	March 31,
	2025	2024
Cash paid for operating lease liabilities	$95.4	$95.6
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$44.5	$54.2

Other information related to our operating lease liabilities is as follows:

	March 31,	June 30,
	2025	2024
Weighted-average remaining lease term (in years)	5	5
Weighted-average discount rate	3.4%	3.3%
Current operating lease liability	$100.3	$92.2

As of March 31, 2025, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2025	$28.4
Twelve months ending June 30, 2026	103.4
Twelve months ending June 30, 2027	89.5
Twelve months ending June 30, 2028	67.5
Twelve months ending June 30, 2029	45.0
Thereafter	83.7
Total undiscounted lease obligations	417.5
Less: Imputed interest	(34.0)
Net lease obligations	$383.5

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2025 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6
Additions and other adjustments	947.3	—	947.3
Currency translation adjustments	(0.7)	—	(0.7)
Balance at March 31, 2025	$3,295.4	$4.8	$3,300.2

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2025	2024
Intangible assets:
Software and software licenses	$4,042.7	$3,803.7
Customer contracts and lists	1,394.8	1,181.6
Other intangibles	249.5	242.0
	5,687.0	5,227.3
Less accumulated amortization:
Software and software licenses	(2,762.8)	(2,642.6)
Customer contracts and lists	(1,076.7)	(1,007.6)
Other intangibles	(243.2)	(241.1)
	(4,082.7)	(3,891.3)
Intangible assets, net	$1,604.3	$1,336.0

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 4 years for other intangibles). Amortization of intangible assets was $96.3 million and $94.9 million for the three months ended March 31, 2025 and 2024, respectively, and $286.0 million and $285.1 million for the nine months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2025	$124.7
Twelve months ending June 30, 2026	$396.6
Twelve months ending June 30, 2027	$255.4
Twelve months ending June 30, 2028	$213.6
Twelve months ending June 30, 2029	$183.0
Twelve months ending June 30, 2030	$142.1

Note 10. Short-term Financing

The Company has a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. The Company also has a $2.25 billion, five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a five year, $3.5 billion credit facility maturing in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2025 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2025 and June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average daily borrowings (in billions)	$3.3	$2.7	$4.2	$3.6
Weighted average interest rates	4.4%	5.4%	4.9%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2025, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2024, the Company had $385.4 million of outstanding obligations related to reverse repurchase agreements which were fully paid in early July 2024. As of March 31, 2025, the Company has $7.3 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average outstanding balances (in billions)	$0.9	$0.6	$2.8	$1.5
Weighted average interest rates	4.1%	5.4%	4.9%	5.4%

Note 11. Debt

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10 years totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
During the first quarter ended September 30, 2024, the Company issued $1.0 billion of senior notes due in 2034 bearing a fixed interest rate of 4.450%. In connection with the senior notes issuance, the Company terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were executed during the first quarter ended September 30, 2024 and $600.0 million were executed on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $12.5 million was deferred in accumulated other comprehensive income and will be amortized to earnings over the life of the issued Notes as the interest payments are made.
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2025 and June 30, 2024, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2025	June 30, 2024
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	—
Other		3.2	4.1
		4,003.2	3,004.1
Less: current portion		(1,000.7)	(1.1)
Less: unamortized discount and debt issuance costs		(20.0)	(11.7)
Total long-term debt		$2,982.5	$2,991.3
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2025, the fair value of the Notes, based on Level 2 inputs, was $3,739.8 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2024.

In anticipation of the refinancing of our fixed-rate 3.375% notes due September 15, 2025, the Company entered into a series of treasury rate lock transactions from January 16, 2025 through April 24, 2025, with an aggregate notional amount totaling $400.0 million, of which $300.0 million were entered into during the third quarter ended March 31, 2025, $50.0 million entered into on April 2, 2025 and $50.0 million entered into on April 24, 2025, to hedge its exposure to changes in interest rates through the completion of the refinancing. The derivative contracts entered into during the fiscal year ended June 30, 2025 have been designated as cash-flow hedges and will be terminated upon completion of the refinancing. Changes in the derivatives’ fair value are recorded each period in other comprehensive income with a corresponding current asset or liability and, upon settlement, the aggregate amount in accumulated other comprehensive income will be amortized into net income over the term of the future debt instrument. Refer to Note 16 for the impact to accumulated other comprehensive income. There are no cash flows associated with the derivatives until settlement occurs with the counter-parties. The treasury rate lock derivatives are classified as Level 2 in the fair value hierarchy as their value is determined using observable inputs such as forward treasury rates.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock units. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.0 million and 1.2 million shares in the three months ended March 31, 2025 and 2024, respectively, and repurchased 3.4 million and 3.3 million shares in the nine months ended March 31, 2025 and 2024, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating expenses	$9.0	$7.8	$27.3	$22.6
Selling, general and administrative expenses	45.5	39.2	147.4	139.6
Research and development	8.3	9.3	27.8	26.5
Total stock-based compensation expense	$62.8	$56.3	$202.5	$188.7

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost – benefits earned during the period	$1.5	$1.3	$4.5	$3.9
Interest cost on projected benefits	21.8	21.2	65.5	63.4
Expected return on plan assets	(29.0)	(29.0)	(87.0)	(86.9)
Net amortization and deferral	0.7	0.7	2.2	2.2
Net pension income	$(5.0)	$(5.8)	$(14.8)	$(17.4)

Note 13. Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.0% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to a benefit for a decrease in uncertain tax position activity and a higher excess tax benefit on stock-based compensation in the three months ended March 31, 2025, partially offset by the benefits of an intercompany transfer of certain assets in the three months ended March 31, 2024.

The effective tax rate for the nine months ended March 31, 2025 and 2024 was 23.1% and 22.7%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities and a valuation allowance release in the nine months ended March 31, 2024.

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

Note 15. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2024	$63.9	$2,619.6	$24,335.6	$(20,412.3)	$(1,528.7)	$5,078.1
Net earnings	—	—	1,249.5	—	—	1,249.5
Other comprehensive income	—	—	—	—	342.7	342.7
Stock-based compensation expense	—	54.3	—	—	—	54.3
Issuances relating to stock compensation plans	—	46.9	—	13.6	—	60.5
Treasury stock acquired (1.0 million shares repurchased)	—	—	—	(301.3)	—	(301.3)
Dividends declared ($1.54 per share)	—	—	(628.5)	—	—	(628.5)
Balance at March 31, 2025	$63.9	$2,720.8	$24,956.6	$(20,700.0)	$(1,186.0)	$5,855.3

	Three Months Ended
	March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6
Net earnings	—	—	1,184.9	—	—	1,184.9
Other comprehensive loss	—	—	—	—	(106.7)	(106.7)
Stock-based compensation expense	—	48.6	—	—	—	48.6
Issuances relating to stock compensation plans	—	42.5	—	15.0	—	57.5
Treasury stock acquired (1.2 million shares repurchased)	—	—	—	(301.3)	—	(301.3)
Dividends declared ($1.40 per share)	—	—	(575.9)	—	—	(575.9)
Balance at March 31, 2024	$63.9	$2,354.0	$23,366.1	$(19,305.4)	$(1,851.9)	$4,626.7

	Nine Months Ended
	March 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2024	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)	$4,547.6
Net earnings	—	—	3,169.0	—	—	3,169.0
Other comprehensive income	—	—	—	—	622.3	622.3
Stock-based compensation expense	—	179.3	—	—	—	179.3
Issuances relating to stock compensation plans	—	134.6	—	69.8	—	204.4
Treasury stock acquired (3.4 million shares repurchased)	—	—	—	(1,032.7)	—	(1,032.7)
Dividends declared ($4.48 per share)	—	—	(1,834.6)	—	—	(1,834.6)
Balance at March 31, 2025	$63.9	$2,720.8	$24,956.6	$(20,700.0)	$(1,186.0)	$5,855.3

	Nine Months Ended
	March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2023	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)	$3,509.1
Net earnings	—	—	2,922.7	—	—	2,922.7
Other comprehensive income	—	—	—	—	453.9	453.9
Stock-based compensation expense	—	170.4	—	—	—	170.4
Issuances relating to stock compensation plans	—	81.3	—	64.7	—	146.0
Treasury stock acquired (3.3 million shares repurchased)	—	—	—	(900.8)	—	(900.8)
Dividends declared ($4.05 per share)	—	—	(1,674.6)	—	—	(1,674.6)
Balance at March 31, 2024	$63.9	$2,354.0	$23,366.1	$(19,305.4)	$(1,851.9)	$4,626.7

Note 16. Reclassifications out of Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2025
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2024	$(430.6)	$(840.4)		$(27.5)		$(230.2)		$(1,528.7)
Other comprehensive income/(loss) before reclassification adjustments	45.3	386.2		(4.7)		—		426.8
Tax effect	—	(87.5)		1.2		—		(86.3)
Reclassification adjustments to net earnings	—	0.1	(A)	1.4	(C)	1.2	(B)	2.7
Tax effect	—	—		(0.3)		(0.2)		(0.5)
Balance at March 31, 2025	$(385.3)	$(541.6)		$(29.9)		$(229.2)		$(1,186.0)

	Three Months Ended
	March 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)
Other comprehensive income/(loss) before reclassification adjustments	(37.4)	(91.0)		—		—		(128.4)
Tax effect	—	19.1		—		—		19.1
Reclassification adjustments to net earnings	—	1.2	(A)	1.1	(C)	1.0	(B)	3.3
Tax effect	—	(0.2)		(0.3)		(0.2)		(0.7)
Balance at March 31, 2024	$(368.9)	$(1,228.4)		$(20.8)		$(233.8)		$(1,851.9)

	Nine Months Ended
	March 31, 2025
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	(6.5)	826.9		(17.2)		—		803.2
Tax effect	—	(191.2)		4.3		—		(186.9)
Reclassification adjustments to net earnings	—	0.8	(A)	4.0	(C)	3.0	(B)	7.8
Tax effect	—	(0.1)		(1.0)		(0.7)		(1.8)
Balance at March 31, 2025	$(385.3)	$(541.6)		$(29.9)		$(229.2)		$(1,186.0)

	Nine Months Ended
	March 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	(28.1)	618.8		—		—		590.7
Tax effect	—	(145.7)		—		—		(145.7)
Reclassification adjustments to net earnings	—	5.2	(A)	3.3	(C)	2.9	(B)	11.4
Tax effect	—	(1.1)		(0.8)		(0.6)		(2.5)
Balance at March 31, 2024	$(368.9)	$(1,228.4)		$(20.8)		$(233.8)		$(1,851.9)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension income (see Note 12).

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Employer Services	$3,767.9	$3,590.7	$10,417.4	$9,762.3
PEO Services	1,788.5	1,665.6	5,026.3	4,681.2
Other	(3.4)	(2.5)	(9.6)	(9.4)
	$5,553.0	$5,253.8	$15,434.1	$14,434.1

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Employer Services	$1,500.1	$1,421.7	$3,847.3	$3,492.1
PEO Services	253.3	235.9	730.6	713.8
Other	(131.5)	(111.3)	(458.5)	(422.9)
	$1,621.9	$1,546.3	$4,119.4	$3,783.0

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

During the third quarter, we continued to make meaningful progress on our Strategic Priorities. We continued to integrate WorkForce Software, which we acquired in October, into our global HCM ecosystem to better serve mid-sized and large, global enterprises. We augmented our global payroll capabilities by acquiring PEI (Procesamiento Externo de Informacion, S.C.) in Mexico in January, enhancing the experience provided to our local and global clients and we continued to make broad-based improvements to our products and overall client experience resulting in continued improvement in client satisfaction scores.

Highlights from the nine months ended March 31, 2025 include:

•Revenue growth of 7% to $15,434.1 million; 7% organic constant currency
•Earnings before income taxes margin expansion of 50 bps, and adjusted EBIT margin expansion of 60 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 10% and 9%, respectively, to $7.75
•Cash returned via shareholder friendly actions of $2.8B, including $1.8B of dividends and $1.0B of share repurchases; including increasing our dividend for the 50th consecutive year
•Closed the PEI (Procesamiento Externo de Informacion, S.C.) acquisition in January
•Closed the WorkForce Software acquisition in October and progressed on integration efforts

For the nine months ended March 31, 2025, we delivered solid revenue growth of 7%, 7% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 1% for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. PEO average worksite employees increased 3% for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remained solid at March 31, 2025, leaving us well positioned to support our clients and our associates.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and nine months ended March 31, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Total Revenues	$5,553.0	$5,253.8	$15,434.1	$14,434.1
YoY Growth	6%	7%	7%	7%
YoY Growth, Organic Constant Currency	6%	6%	7%	6%

Total revenues for the three months ended March 31, 2025 increased due to new business started from New Business Bookings, strong client retention, an increase in zero-margin benefits pass-throughs, an increase in pricing, an increase in interest on funds held for clients, and the impact from the WorkForce Software acquisition, partially offset by the impact of foreign currency.

Total revenues for the nine months ended March 31, 2025 increased due to new business started from New Business Bookings, strong client retention, an increase in zero-margin benefits pass-throughs, an increase in pricing, an increase in interest on funds held for clients, and the impact from the WorkForce Software acquisition.

Total revenues for the three months ended March 31, 2025 include interest on funds held for clients of $355.2 million, as compared to $320.8 million for the three months ended March 31, 2024. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 6.7% to $44.5 billion for the three months ended March 31, 2025, and an increase in our average interest rate earned to 3.2% for the three months ended March 31, 2025, as compared to 3.1% for the three months ended March 31, 2024.

Total revenues for the nine months ended March 31, 2025 include interest on funds held for clients of $881.3 million, as compared to $747.9 million for the nine months ended March 31, 2024. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.1% for the nine months ended March 31, 2025, as compared to 2.8% for the nine months ended March 31, 2024, and an increase in our average client funds balances of 6.6% to $37.5 billion for the nine months ended March 31, 2025.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change

Costs of revenues:
Operating expenses	$2,534.7	$2,406.5	5%	$7,196.6	$6,777.4	6%
Research and development	247.1	242.7	2%	719.2	707.8	2%
Depreciation and amortization	122.4	119.0	3%	364.6	359.9	1%
Total costs of revenues	2,904.2	2,768.2	5%	8,280.4	7,845.1	6%
Selling, general and administrative expenses	1,015.8	940.9	8%	2,948.6	2,743.6	7%
Interest expense	74.8	62.7	19%	342.2	259.2	32%
Total expenses	$3,994.8	$3,771.8	6%	$11,571.2	$10,847.9	7%

For the three months ended March 31, 2025, operating expenses increased primarily due to an increase of $73.7 million of PEO Services zero-margin benefits pass-through costs from $1,016.3 million to $1,090.0 million. Additionally, for the three months ended March 31, 2025 operating expenses increased by $28.8 million due to higher service and implementation costs in support of our growing revenue and by $23.9 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

For the nine months ended March 31, 2025, operating expenses increased primarily due to an increase of $230.7 million of PEO Services zero-margin benefits pass-through costs from $2,963.7 million to $3,194.4 million. Additionally, for the nine months ended March 31, 2025 operating expenses increased by $89.5 million due to higher service and implementation costs in support of our growing revenue and by $54.2 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses increased for the three and nine months ended March 31, 2025 due to the WorkForce Software acquisition, and increased costs to develop, support, and maintain our new and existing products, partially offset by efficiencies from workforce optimization efforts initiated in the prior year and an increase in the capitalizable spend related to the integration of GenAI into our products, as compared to the prior year.

Depreciation and amortization expenses increased for the three and nine months ended March 31, 2025 due to the WorkForce Software acquisition and amortization of new investments in internally developed software primarily for our next-gen products and purchased software, partially offset by lower amortization of customer contracts and lists.

Selling, general and administrative expenses increased for the three and nine months ended March 31, 2025 primarily due to increases in selling and marketing expenses of $41.5 million and $115.3 million, respectively, as a result of investments in our sales organization, and an increase from acquisition related costs.

Interest expense increased for the three months ended March 31, 2025 primarily due to the issuance of $1.0 billion of senior notes during the first quarter ended September 30, 2024.

Interest expense increased for the nine months ended March 31, 2025 primarily due to a higher volume of average commercial paper borrowings of $4.2 billion and reverse repurchase borrowings of $2.8 billion, as compared to $3.6 billion and $1.5 billion, respectively, for the nine months ended March 31, 2024, and the issuance of $1.0 billion of senior notes during the first quarter ended September 30, 2024, partially offset by a decrease in average interest rates of 40 basis points for commercial paper and reverse repurchase borrowings.

Other (Income)/Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	$ Change	2025	2024	$ Change
Interest income on corporate funds	$(55.9)	$(55.9)	$—	$(231.5)	$(159.3)	$72.2
Realized losses on available-for-sale securities, net	0.1	1.2	1.1	0.8	5.2	4.4
Gain on sale of assets	—	(1.2)	(1.2)	(2.4)	(17.1)	(14.7)
Non-service components of pension income, net	(7.9)	(8.4)	(0.5)	(23.4)	(25.6)	(2.2)
Other income, net	$(63.7)	$(64.3)	$(0.6)	$(256.5)	$(196.8)	$59.7

Interest income on corporate funds remained flat for the three months ended March 31, 2025 due to higher average investment balances of $6.3 billion as compared to $5.5 billion for the three months ended March 31, 2024, offset by a decrease in average interest rates of 40 basis points.

Interest income on corporate funds increased for the nine months ended March 31, 2025 due to higher average investment balances of $9.0 billion as compared to $6.8 billion for the nine months ended March 31, 2024, coupled with an increase in average interest rates of 30 basis points.

See Note 12 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth
EBIT	$1,621.9	$1,546.3	5%	$4,119.4	$3,783.0	9%
EBIT Margin	29.2%	29.4%	(20) bps	26.7%	26.2%	50 bps
Adjusted EBIT	$1,629.7	$1,538.7	6%	$4,134.2	$3,779.1	9%
Adjusted EBIT Margin	29.3%	29.3%	10 bps	26.8%	26.2%	60 bps
Note: Numbers may not foot due to rounding.

Earnings before income taxes increased for the three and nine months ended March 31, 2025, due to the components discussed above.

EBIT Margin decreased for the three months ended March 31, 2025, due to unfavorable impacts from interest expense, acquisition related expenses, and selling and marketing expenses, partially offset by contributions from client funds interest revenues discussed above and operating efficiencies for costs of servicing and implementing our clients on growing revenue.

EBIT Margin increased for the nine months ended March 31, 2025, due to contributions from client funds interest revenues discussed above, increased interest income on corporate funds, and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased interest expense and acquisition related expenses.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives, in the applicable periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.0% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to a benefit for a decrease in uncertain tax position activity and a higher excess tax benefit on stock-based compensation in the three months ended March 31, 2025, partially offset by the benefits of an intercompany transfer of certain assets in the three months ended March 31, 2024.

The effective tax rate for the nine months ended March 31, 2025 and 2024 was 23.1% and 22.7%, respectively. The increase in the effective tax rate is primarily due to a benefit for adjustments to prior year tax liabilities and a valuation allowance release in the nine months ended March 31, 2024.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2025 and 2024 was 23.0% and 23.4%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

The adjusted effective tax rate for the nine months ended March 31, 2025 and 2024 was 23.1% and 22.7%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth

Net earnings	$1,249.5	$1,184.9	5%	$3,169.0	$2,922.7	8%
Diluted EPS	$3.06	$2.88	6%	$7.75	$7.07	10%
Adjusted net earnings	$1,249.6	$1,186.0	5%	$3,168.8	$2,926.4	8%
Adjusted diluted EPS	$3.06	$2.88	6%	$7.75	$7.08	9%

For the three and nine months ended March 31, 2025, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended March 31, 2025, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.0 million shares during the three months ended March 31, 2025, and 1.2 million shares during the three months ended March 31, 2024, partially offset by the issuances of shares under our employee benefit plans.

For the nine months ended March 31, 2025, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 3.4 million shares during the nine months ended March 31, 2025, and 3.3 million shares during the nine months ended March 31, 2024, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended		% Change
	March 31,				March 31,
	2025	2024	As Reported	Organic constant currency	2025	2024	As Reported	Organic constant currency
Employer Services	$3,767.9	$3,590.7	5%	5%	$10,417.4	$9,762.3	7%	6%
PEO Services	1,788.5	1,665.6	7%	7%	5,026.3	4,681.2	7%	7%
Other	(3.4)	(2.5)	n/m	n/m	(9.6)	(9.4)	n/m	n/m
	$5,553.0	$5,253.8	6%	6%	$15,434.1	$14,434.1	7%	7%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2025	2024	As Reported	2025	2024	As Reported
Employer Services	$1,500.1	$1,421.7	6%	$3,847.3	$3,492.1	10%
PEO Services	253.3	235.9	7%	730.6	713.8	2%
Other	(131.5)	(111.3)	n/m	(458.5)	(422.9)	n/m
	$1,621.9	$1,546.3	5%	$4,119.4	$3,783.0	9%

	Margin
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth
Employer Services	39.8%	39.6%	20 bps	36.9%	35.8%	120 bps
PEO Services	14.2%	14.2%	0 bps	14.5%	15.2%	(70) bps

n/m - not meaningful
Note: Numbers may not foot due to rounding.

Employer Services

Revenues

Revenues increased for the three months ended March 31, 2025 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, an increase in our pays per control of 1% for each period, and the impact from the WorkForce Software acquisition, partially offset by impact of foreign currency.

Revenues increased for the nine months ended March 31, 2025 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, an increase in our pays per control of 1% for each period, and the impact from the WorkForce Software acquisition.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 6% and 10% for the three and nine months ended March 31, 2025, respectively, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased selling and marketing expenses.

Margin

Employer Services' margin increased for the three months ended March 31, 2025, due to contributions from client funds interest revenues discussed above and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased selling and marketing expenses and acquisition related expenses.

Employer Services' margin increased for the nine months ended March 31, 2025, due to contributions from operating efficiencies for costs of servicing and implementing our clients on growing revenue, and client funds interest revenues discussed above, partially offset by acquisition related expenses.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2025	2024	$	%	2025	2024	$	%
PEO Services' revenues	$1,788.5	$1,665.6	$122.9	7%	$5,026.3	$4,681.2	$345.1	7%
Less: PEO zero-margin benefits pass-throughs	1,090.0	1,016.3	73.7	7%	3,194.4	2,963.7	230.7	8%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$698.5	$649.3	$49.2	8%	$1,831.9	$1,717.5	$114.4	7%

PEO Services' revenue increased for the three and nine months ended March 31, 2025, due to the increase in zero-margin benefits pass-throughs, and an increase in average worksite employees of 2% and 3%, respectively, as compared to the three and nine months ended March 31, 2024.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 7% and 2% for the three and nine months ended March 31, 2025, respectively, due to increased revenues discussed above, partially offset by increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling and marketing expenses, as compared to the three and nine months ended March 31, 2024.

Margin

PEO Services' margin remained flat for the three months ended March 31, 2025, due to an increase in the pre-tax benefit from ADP Indemnity and operating efficiencies for costs of servicing and implementing our clients on growing revenue, offset by an increase in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling and marketing expenses.

PEO Services' margin decreased for the nine months ended March 31, 2025, due to increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling and marketing expenses.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $5.6 million and $9.7 million for the three and nine months ended March 31, 2025, respectively, as compared to approximately $1.6 million and $6.1 million for the three and nine months ended March 31, 2024, respectively. The pre-tax benefit for the three months and nine months ended March 31, 2025 was primarily a result of more favorable actuarial loss development in workers’ compensation reserves as compared to the three and nine months ended March 31, 2024. In July 2024, ADP Indemnity paid a premium of $276 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year on terms substantially similar to the fiscal 2024 reinsurance policy.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2025	2024	As Reported	2025	2024	As Reported

Net earnings	$1,249.5	$1,184.9	5%	$3,169.0	$2,922.7	8%
Adjustments:
Provision for income taxes	372.4	361.4		950.4	860.3
All other interest expense (a)	29.3	17.8		79.5	53.5
All other interest income (a)	(21.6)	(26.9)		(64.4)	(62.3)
Transformation initiatives	0.1	1.5		0.1	4.9
Legal settlements (b)	—	—		(0.4)	—
Adjusted EBIT	$1,629.7	$1,538.7	6%	$4,134.2	$3,779.1	9%
Adjusted EBIT Margin	29.3%	29.3%		26.8%	26.2%

Provision for income taxes	$372.4	$361.4	3%	$950.4	$860.3	10%
Adjustments:
Transformation initiatives (c)	—	0.4		—	1.2
Legal settlements (c)	—	—		(0.1)	—
Adjusted provision for income taxes	$372.4	$361.8	3%	$950.3	$861.5	10%
Adjusted effective tax rate (d)	23.0%	23.4%		23.1%	22.7%

Net earnings	$1,249.5	$1,184.9	5%	$3,169.0	$2,922.7	8%
Adjustments:
Transformation initiatives	0.1	1.5		0.1	4.9
Income tax (benefit)/provision for transformation initiatives (c)	—	(0.4)		—	(1.2)
Legal settlements (b)	—	—		(0.4)	—
Income tax (benefit)/provision for legal settlements (c)	—	—		0.1	—
Adjusted net earnings	$1,249.6	$1,186.0	5%	$3,168.8	$2,926.4	8%

Diluted EPS	$3.06	$2.88	6%	$7.75	$7.07	10%
Adjustments:
Transformation initiatives (c)	—	—		—	0.01
Legal settlements (b) (c)	—	—		—	—
Adjusted diluted EPS	$3.06	$2.88	6%	$7.75	$7.08	9%

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2025	2025
Consolidated revenue growth as reported	6%	7%
Adjustments:
Impact of acquisitions	(1)%	—%
Impact of foreign currency	1%	—%
Consolidated revenue growth, organic constant currency	6%	7%

Employer Services revenue growth as reported	5%	7%
Adjustments:
Impact of acquisitions	(1)%	(1)%
Impact of foreign currency	1%	—%
Employer Services revenue growth, organic constant currency	5%	6%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, cash and cash equivalents were $2.7 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, acquisitions and capital expenditures for the foreseeable future. Our financial condition remains solid at March 31, 2025 and we have sufficient liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements ($7.3 billion of which is available on a committed basis in the U.S. as of March 31, 2025), together with our $10.3 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks related to our client funds extended investment strategy. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2025 and 2024, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2025	2024	$ Change
Cash provided by / (used in):
Operating activities	$3,500.5	$2,857.0	$643.5
Investing activities	(3,458.2)	(1,171.8)	(2,286.4)
Financing activities	(1,916.4)	9,683.8	(11,600.2)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.7)	(15.7)	3.0
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,886.8)	$11,353.3	$(13,240.1)

Net cash flows provided by operating activities increased due to an increase in growth in our business and timing on collections of accounts receivables, partially offset by a reduction in operational accruals due to timing, as compared to the nine months ended March 31, 2024.

Net cash flows used in investing activities changed primarily due to the acquisition of Workforce Software with a net cash disbursement of $1,158.3 million and the timing of purchases and proceeds of corporate and client funds marketable securities of $1,132.4 million.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $10,365.2 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, and a net decrease in cash distributed from the Internal Revenue Service as of March 31, 2025, which is processed to our clients, partially offset by proceeds from the issuance of debt.

From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. We purchased approximately 3.4 million shares of our common stock at an average price per share of $283.14 during the nine months ended March 31, 2025, as compared to purchases of 3.3 million shares at an average price per share of $242.02 during the nine months ended March 31, 2024.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2025 and June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average daily borrowings (in billions)	$3.3	$2.7	$4.2	$3.6
Weighted average interest rates	4.4%	5.4%	4.9%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of March 31, 2025, we have $7.3 billion available to us on a committed basis under the U.S. reverse repurchase agreements. At March 31, 2025, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2024, the Company had $385.4 million of outstanding obligations related to reverse repurchase agreements which were fully paid in early July 2024. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average outstanding balances (in billions)	$0.9	$0.6	$2.8	$1.5
Weighted average interest rates	4.1%	5.4%	4.9%	5.4%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.55 billion, 364-day credit agreement that matures in June 2025 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2028 and June 2029, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2025 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through March 31, 2025. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 7 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2025 were $139.9 million, as compared to $151.6 million for the nine months ended March 31, 2024. We expect capital expenditures in fiscal 2025 to be between $180.0 million and $200.0 million, as compared to $211.7 million in fiscal 2024.

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities or not reinvest maturing securities in order to reduce the size of the funds held for clients to correspond to client funds obligations. We attempt to minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by generally impounding the client's funds by the time we pay such client’s obligation. When we don't impound client funds in advance of paying such client obligations, we are at risk of not recovering such funds or material delay in such recovery. Through our client funds investment strategy and client impounding processes, we have consistently maintained the required level of liquidity to satisfy all of our obligations.

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), and our ability to engage in reverse repurchase agreement transactions ($7.3 billion of which is available on a committed basis in the U.S. as of March 31, 2025) and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average investment balances at cost:
Corporate investments	$6,269.5	$5,547.1	$8,987.7	$6,837.5
Funds held for clients	44,495.8	41,701.7	37,470.6	35,135.3
Total	$50,765.3	$47,248.8	$46,458.3	$41,972.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.6%	4.0%	3.4%	3.1%
Funds held for clients	3.2%	3.1%	3.1%	2.8%
Total	3.2%	3.2%	3.2%	2.9%

Net realized losses on available-for-sale securities	$0.1	$1.2	$0.8	$5.2

	March 31, 2025	June 30, 2024
Net unrealized pre-tax losses on available-for-sale securities	$(688.0)	$(1,515.8)

Total available-for-sale securities at fair value	$33,856.6	$31,207.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.9% for the nine months ended March 31, 2024 to 3.2% for the nine months ended March 31, 2025. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $24 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2026. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2026.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
Period
January 1 to 31, 2025	340,468	$297.61	338,823	$2,330,801,457

February 1 to 28, 2025	284,523	$311.75	284,197	$2,242,204,855

March 1 to 31, 2025	374,139	$303.22	373,926	$2,128,823,410
Total	999,130		996,946

(1)
During the three months ended March 31, 2025, pursuant to the terms of the Company’s restricted stock program, the Company purchased 2,184 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

(a) On April 28, 2025, the Board of Directors (the "Board") of the Company amended and restated the Company's By-Laws to make minor clarifying changes under Sections 2.04 and 2.05 of the By-Laws. The full text of the amended and restated By-Laws is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

(c) The following individuals became executive officers under Section 16 of the Securities Exchange Act of 1934 during the fiscal quarter ended March 31, 2025. We are reporting the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5–1(c), which the executive officers adopted prior to becoming executive officers. For the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name & Title	Date of Adoption	Duration of Trading Arrangement	The maximum number of securities to be sold pursuant to the trading arrangement (1)
David Foskett, President, Global Sales	September 5, 2024	January 6, 2025 – September 2, 2025	5,177
Virginia Magliulo, Executive Vice President, Employer Services International	September 5, 2024	January 6, 2025 – December 31, 2025	5,643
Brian Michaud, Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing	September 9, 2024	January 2, 2025 – July 1, 2025	2,068

(1) Securities reported in this column reflect options, restricted stock units (“RSUs”), performance-based stock units (“PSUs”) and shares of common stock, as appropriate. In the case of RSUs, quantities included in this column reflect the full amount of RSUs as reported in an officer’s respective plan and do not reflect the impact of tax withholding which will not be determined until the RSUs vest. In the case of PSUs (which have a three-year performance period), quantities included in this column reflect the application of performance factors at target and the inclusion of accrued dividend equivalents through the date of adoption of the trading arrangement. The PSU amounts do not reflect the impact of tax withholding which will not be determined until the PSUs vest. In addition, securities reported in this column include securities subject to limit orders and such orders may not fill if limit order conditions are not met.

Item 6.  Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated By-laws of Automatic Data Processing, Inc., dated April 28, 2025

31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 1, 2025	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)