Form 10-K
period 2025-06-30
AUTOMATIC DATA PROCESSING INC
filed 2025-08-06
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $118,988,796,446. On August 1, 2025 there were 405,043,142 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND

General

In 1949, our founders established ADP with a simple, innovative idea: help clients focus on their business by solving their payroll challenges. In the more than 75 years since, we have shaped the world of work with innovation and expertise, transforming Human Capital Management (“HCM”) from an administrative challenge to a strategic business advantage. We continuously aim to solve complex business challenges for our clients and their workers, helping them work smarter today so they can have more success tomorrow. Always Designing for People means ADP focuses on people, leveraging our unparalleled data insights and innovative technology to elevate human potential. Today, we are a global leader in HR and payroll solutions, serving over 1.1 million clients and paying over 42 million workers in over 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW

ADP’s Mission

Our mission is to help businesses make meaningful change in the world of work by providing insightful HCM solutions that meet the evolving needs of our clients and their workers.

As new technologies and shifting workplace dynamics continuously reshape the way people work, we support every HCM need of our clients whether that client is a small, local business or a large, global enterprise operating around the world. From HR, payroll, time and benefits to HR outsourcing, talent, compliance and retirement, our solutions span the entire employee experience from hire to retire. Our leading technology and commitment to service excellence are at the core of our relationship with each one of our clients, which span over 140 countries and territories. We are always designing better ways to work through industry leading products, premium services and exceptional experiences that enable people to reach their full potential all around the world.

ADP’s Strategy
With a large and growing addressable market, we are focused on our core growth areas and further enhancing our market position by executing on our three strategic priorities:
• Lead with Best-in-Class HCM Technology. We design and develop world-class HCM platforms that simplify work and utilize enabling technologies such as artificial intelligence (“AI”) and modern cloud architecture. We aim to solve the needs of our clients and their workers today by making HCM transactions compliant and effortless, while anticipating their needs of tomorrow by incorporating valuable data insights and guidance into our solutions to help them better understand their workforce and position them to make better decisions.
• Provide Unmatched Expertise and Outsourcing Solutions. Our clients look to us as a source of expertise to understand key HR trends and best practices, employment and related legislation and regulations, and to offer thoughtful strategies to utilize HCM technology to achieve their business objectives and support their workforce. Many of our clients also ask us to take on responsibility for a portion or all of their HCM workflows via one of our Human Resources Outsourcing (“HRO”) solutions. We continue to build on our deep expertise and make it readily available to our clients through a variety of channels, ranging from traditional call and chat options to self-guided and AI-powered options. We will continue to leverage our significant data insights and investments in AI and other technologies to further enable and effectively apply our decades of knowledge and experience to help our clients and their workers navigate the ever-changing world of work.

• Benefit our Clients with Our Global Scale. Our clients benefit from our unmatched global footprint and scale in the HCM industry. We will continue to build on these strengths to further improve our client experience, and to add to our global footprint to further meet our clients where they choose to do business and address their needs for a distributed and flexible workforce. We see meaningful opportunities to leverage our strength in global payroll and expand our HR and workforce management solutions to support our global and multinational clients. We continue to build more relationships with partners, such as through the ADP Marketplace, in order to provide clients with seamless integrations and customizations that simplify their HR processes and best address their unique needs. And we intend to grow our sales organization and continue to invest in best-in-class sales technology to not only optimize the purchase experience but to also empower our sellers to provide the deep expertise and insights our clients require to ensure they have the right HCM solutions to help them achieve their objectives and make a meaningful impact for their employees.

Innovation at ADP
Innovation is in our DNA. For over 75 years, we have proven that actively listening and responding to what clients and their employees need and want keeps the world of work progressing forward. As a founder in the industry, we pioneered HCM automation, HCM in the cloud, mobile HCM and a digital HCM marketplace, laying the groundwork and streamlining our infrastructure to innovate at a faster pace. This spirit of innovation remains a steady guide as we continue to listen and respond to emerging needs. As technologies like AI, machine learning (“ML”) and generative AI change how work happens, we remain focused on providing our clients and associates with HCM technology that is easy to use, powered with smart insights and personalized to support a human-centric experience.

BUILD
BUY
THE ADP
INNOVATION
FLYWHEEL
INVEST
ADP Ventures
PARTNER

To bring these solutions to market, we pursue multiple paths to innovation. From leveraging our unique data to provide differentiated insights to collaborating with, or investing in, organizations with complementary products to purchasing solutions that add to our strong foundation, each of these paths helps ADP sustain a culture focused on continuous innovation.

Strategically infusing AI
The AI landscape is evolving quickly. As we move from early automation and predictive analytics to AI-enabled workflows, agentic AI is the future of innovation in the HCM space. Our AI strategy is to deliver AI agents for all major HCM roles that our clients have. Our clients have employees performing different roles such as payroll, HR, benefits, compensation, and recruiting. Our goal is to deliver AI agents that continue to automate tedious, time heavy tasks and deliver value to these individuals to do more strategic activities. Similarly, we intend to deliver AI role-based agents to our internal associates such as sales, software engineering, testing, product management, service, and implementation.

To advance these efforts, we continue to roll out ADP Assist, our award-winning cross-platform solution powered by generative AI that transforms data into credible and actionable insights. ADP Assist offers smart, user-centric solutions through a conversational interface that touches every aspect of HR – payroll, time, talent, benefits, recruitment, analytics, reporting, and compliance.

ADP Assist validates payroll information, checking for payroll anomalies and using generative AI to identify and help resolve missing tax registrations and answer questions by drawing on ADP’s large, up-to-date dataset of compliance information. ADP Assist also uses generative AI to simplify report creation, helping HR practitioners and leaders access internal, national, and global workforce data to analyze compensation, turnover, candidate profile relevancy, and talent market insights. A 2024 AI Breakthrough Award winner, the solution was also recognized in Business Intelligence Group’s 2025 BIG Innovation Awards and 2025 Artificial Intelligence Excellence Awards for driving innovation and possibilities in AI.

Along with transforming our solutions, we firmly believe AI and generative AI enhance our operations and enable us to elevate the end-to-end client experience. To lean into our service expertise, we continue to extend generative AI capabilities to a broader portion of our service and implementation associates to deliver an even better client experience. We also continue to explore generative AI capabilities to further empower our sellers to be more productive. In addition, we extended AI tools to all of our product developers for coding, testing, and documentation.

Data is our differentiator
To harness the power of AI, data is critical – and it’s the foundation of the advantage we bring to our clients. Data is at the core of our products and solutions, informing and driving our approach to innovation and new technology. The global scale and scope of our client base provide us the industry’s largest and deepest HCM dataset with over 1.1 million clients spanning over 140 countries and territories and 42 million workers globally. Our broad and granular data set positions us well to deliver smarter and more tailored HCM agents that we believe will be truly differentiated in the market. Additionally, combining our vast client and service data with client outcomes gives us a deeper understanding of clients’ needs and goals.

AI represents the next frontier, and our industry-leading data set married to our best-in-class distribution offers

ADP a distinct, competitive advantage. AI and ML drive many of the key features of ADP’s data products, including ADP DataCloud, our award-winning people analytics solution. ADP DataCloud analyzes aggregated, anonymized and timely HCM and compensation data from more than one million organizations across the U.S., powering solutions that provide clients with in-depth workforce and business insights that enable critical HR decisions.

Analytics enhanced by ADP Assist leverages generative AI to deliver answers to analytics questions across key practice areas including benefits, HR, payroll, recruitment and time, helping to remove user friction.

Good morning, Elizabeth
Have a great morning!
Recent Actions
View All
Getting Married
Maternity Leave
Manage Pay Runs
Reports and Analytics
Helpful Links
Org Charts
Enhanced Workflows
Payroll Dashboard
Minimum Wage Watcher
External Links
Benefits Hub
401K Fidelity
Payroll Reports
COMPANY
Company Name, Inc.
Tuesday, September 6, 2024
What do you want to do today?
How much vacation do I have?
Your PTO balance as of September 24, 2024
Was this helpful?
Float Hours
40:00
Vacation Hours
89:00
Sick Hours
56:00
Overflow Hours
00:00
Based on the current PTO balance from eTime and excluding any pending time-off requests.
You may also...
Request time off
Read PTO Policy
Recent Company News
View All
September 23, 2024
New Company Provided Benefits
September 19, 2024
The Cost of Turnover
September 10, 2024
The Story of Global Solutions LLC

Scalable, Global HCM Offerings
We also continue to advance our next-gen platforms, launching ADP Lyric HCM in September 2024. Building on our position as a leader in global pay, we designed Lyric to be as dynamic as the world of work. The unified, global HCM solution is designed for adaptability, providing our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges, and to personalize the experience based on their needs. The solution was named “Data Solution of the Year for Human Resources” in the 2025 Data Breakthrough Awards.

To expand our global offering and enhance our enterprise solution suite, in October 2024 ADP acquired WorkForce Software, a premier workforce management solutions provider that specializes in supporting large, global enterprises. WorkForce Software’s solutions can adapt to the dynamic needs of today’s employers, creating resiliency, driving performance and making managing a global workforce easy. This acquisition expands our current array of global time and attendance, absence management and scheduling tools and will drive workforce management innovation to help meet the future needs of businesses. In addition, ADP acquired Procesamiento Externo de Información, S.C. (PEI) in February 2025, a provider of local payroll, HCM expertise, and technology solutions for Mexican businesses, strengthening ADP’s capabilities in local and global payroll and HR.

Sustaining a culture of responsible AI
In harnessing the power of data through AI and ML, ADP
recognizes the importance of accountability, transparency, privacy, explainability and governance, and in furtherance of those goals has established an active AI & Data Ethics Committee, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve AI, ML and data.
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
Creating a customized HR ecosystem
To meet clients’ shifting needs, we also collaborate with partners through solutions like ADP Marketplace, one of the largest e-commerce platforms for HR solutions in the industry. This innovative marketplace empowers our clients to connect and share data seamlessly across their HR systems, offering access to over 800 partner solutions - from recruiting and onboarding to compliance and learning management. With the introduction of AI technology, including our generative AI smart search tool, clients can quickly discover and evaluate partner solutions using natural language, enabling clients to tailor their HCM ecosystem with integrated solutions that best fit their unique needs.

Additionally, ADP API Central offers secure APIs and tools and resources for custom integrations to simplify and automate business processes. This solution was named

“New Product of the Year” in Business Intelligence Group’s 2024 BIG Awards for Business.

Accelerating innovation
Reflecting our commitment to innovation, ADP’s corporate venture capital arm and innovation lab, ADP Ventures, is focused on enhancing and strengthening ADP’s core business, creating offerings in new adjacent segments and geographies, and developing new assets to monetize markets and segments beyond HCM. As part of its strategy, ADP Ventures invests in and partners with early-stage and scaling tech startups that advance ADP’s innovation strategy.

Reportable Segments
Our two reportable business segments are Employer Services and Professional Employer Organization (“PEO”), and are based on the way that management reviews the performance of, and makes decisions about, our businesses. For financial data by segment and by geographic area, see Note 15 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
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
Professional Employer Organization. Our PEO business, called ADP TotalSource®, is our full-service PEO that offers expert guidance, user-friendly technology, comprehensive employee benefits, and a risk management, safety, and workers’ compensation program as part of a co-employment arrangement in which employees who work for a client (referred to as “worksite employees”) are co-employed by us and the client.

PRODUCTS AND SOLUTIONS
In order to serve the unique needs of our clients and their diverse types of businesses and workforce models, we provide a range of solutions that businesses of all types and sizes and across geographies can use to recruit, onboard, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 940,000 small businesses; ADP Workforce Now®, serving over 90,000 mid-sized and large businesses; and ADP Lyric HCM, serving large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of over 70,000 clients with premier global solutions consisting of in-country solutions and multinational offerings, including Lyric, ADP Global Payroll and ADP iHCM.
HCM Solutions
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement.
Our suite of HCM solutions are powered by our strategic, cloud-based, award-winning platforms, including:
• RUN Powered by ADP is an all-in-one platform designed specifically for small businesses to simplify payroll, HR, and compliance. It combines easy-to-use technology with 24/7 real-person support from ADP’s team of payroll professionals. RUN also integrates with other ADP solutions, including workforce management, workers’ compensation, benefits, and retirement services.
• ADP Workforce Now is a flexible HCM solution used across mid-sized and large businesses in North America to manage their employees. More businesses use ADP
Workforce Now in North America than any other HCM solution designed for both mid-sized and large businesses.
• ADP Lyric HCM is a global HCM for large enterprises, unifying HR management, payroll, workforce management, talent, and data analytics into a flexible, intelligent, and human-centric solution. Businesses using Lyric also benefit from comprehensive end-to-end service support, with an emphasis on global compliance and expertise. Lyric is built for the way people actually work together, mirroring practically any structure of work groups, such as divisions, regions, or dynamic teams. Lyric integrates generative AI technology with ADP’s unmatched dataset, helping to support decision-making, drive efficiency and personalize employee experiences based on attributes of role, geographic location, typical behaviors, and anticipated need.

Global Payroll. We pay over 26 million (approximately 1 out of every 6) workers in the United States. We offer flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports.

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
Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management and activation process, from recruitment to ongoing employee engagement and development. Employers can outsource their internal recruitment function to ADP through ADP’s Recruitment Process Outsourcing services. Employers can also receive employer brand activation services, management of candidate advertising, talent community building services, and recruiter training services, as well as career search support and outplacement for reductions in force. Our solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, and enable managers to identify and mitigate potential retention risks. Our talent activation solutions include StandOut® powered by ADP, which provides team leaders with data and insights to drive employee engagement and leadership development, which in turn help drive employee performance.

Workforce Management. ADP’s Workforce Management offers a range of solutions to over 140,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case management modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer data analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of our clients. In our fiscal year ended June 30, 2025, in the United States, we processed and delivered more than 78 million employee year-end tax statements and moved more than $3.3 trillion in client funds to our clients’ employees, tax authorities and other payees. Our offerings within Compliance Solutions include employment tax services, W-2 management, business tax credits, I-9 management, employment verification, wage garnishment and Wisely by ADP, our paycard solution.

Human Resources Management. Commonly referred to as Human Resource Information Systems, ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for over 260,000 small and mid-sized clients through a variety of insurance carriers. Our automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period, simplifying this task for employers.
Retirement Services. ADP Retirement Services helps over 190,000 employers in the United States administer various types of retirement plans, such as traditional and Roth 401(k)s, profit sharing (including new comparability), SIMPLE and SEP IRAs, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, an SEC registered investment adviser under the Investment Advisers Act of 1940. ADP Retirement Services also offers trustee services through ADP Retirement Trust Services, LLC, a New Hampshire state-chartered affiliated trust company, as well as through a third party.
HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with clients from small, mid-sized and large enterprise organizations, offering a full range of premium services and seamless technology for HR, benefits, payroll, and talent management. We help organizations streamline processes, reduce the daily workload and reduce compliance risk while also gaining a partner to navigate HR challenges. Whether a client chooses our PEO or HRO/Managed Services, we offer solutions tailored to a client’s specific needs and provide day-to-day expertise, guidance and tools, all personalized to meet their unique needs. ADP’s HR Outsourcing solutions serve over three million client employees.

Professional Employer Organization. ADP TotalSource is enabled by ADP Workforce Now and offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff a full HR department. With our cloud-based HCM software at the core, we serve more than 18,000 clients and more than 750,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. ADP TotalSource is also an Employer Services Assurance Corporation accredited PEO, which demonstrates that ADP meets the industry’s high standards and has the experience and financial stability to fulfill the needs of the businesses it serves. As a full-service PEO, ADP TotalSource provides a broad range of HR administrative services, including payroll and payroll tax, employer compliance, HR guidance, employee benefits and benefit administration, talent strategies, and workers’ compensation insurance including risk and claims management.

ADP Comprehensive Services. ADP Comprehensive Services combines personalized, high-touch support with our market-leading ADP Workforce Now platform to offer a one-stop suite of managed services solutions that are tailored to the specific needs of businesses of all sizes. Our committed team of professionals provides expertise, guidance, and tools across HR, talent management, payroll, and benefits administration through a combination of proven expertise, deep experience, and best practices. We take the time to understand our clients’ businesses to offer the right strategic support, enabling a flexible partnership that can cover one, some, or all areas of their HR and payroll processes. Our scalable solution is designed to act as an extension of our clients’ in-house resources, providing outsourced execution that effectively combines expertise, processes and technology.

ADP Comprehensive Outsourcing Services (ADP COS). ADP COS is designed for large enterprises to outsource their payroll. With ADP COS, the day-to-day payroll process becomes our responsibility, freeing up clients to address critical issues like employee engagement and retention. The combination of technology, deep expertise and data-driven insights that ADP COS offers is powerful, allowing clients to focus on strategy and results.
Global Solutions
Our premier global solutions consist of multi-country and local in-country solutions for employers of any type or size. We partner with clients to help them navigate the most complex HR and payroll scenarios using tailored and scalable technology supported by our deep compliance expertise.

ADP Global Payroll is a solution for multinational organizations of all sizes, empowering them to harmonize HCM strategies in over 140 countries and territories globally. This improves visibility, control and operational efficiency, giving organizations the insight and confidence to adapt to changing local needs, while helping to drive overall organizational agility and engagement.
We also offer comprehensive, country-specific HCM solutions that combine innovative technology with deep local expertise. By operating a flexible service model, we help clients manage various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.
We pay over 16 million workers outside the United States with our in-country and multi-country solutions, such as ADP iHCM and ADP Global Payroll. As part of our global payroll services, we supply year-end regulatory and legislative tax statements and other forms to our clients’ employees. Our global talent management solutions elevate the employee experience, from recruitment to ongoing employee engagement and development. Our comprehensive HR solutions combined with our deep expertise make our clients’ global HR management strategies a reality. Our configurable, automated time and attendance tools help global clients understand the work being performed and the resources being used, and help ensure the right people are in the right place at the right time.
MARKETS AND SALES
Our HCM solutions are offered in over 140 countries and territories across North America, Latin America, Europe, Asia and Africa. The most material markets for HCM Solutions, Global Solutions and HRO Solutions (other than PEO) are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our offerings throughout these geographies are payroll, HR outsourcing and workforce management. In addition, we offer wage and tax collection and/or remittance services in the United States, Canada, the United Kingdom, Australia, India, China, Hong Kong, Macau, Malaysia, and Taiwan. Our PEO business offers services exclusively in the United States.
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
COMPETITION

The industries in which we operate are highly competitive. We know of no reliable statistics by which we can determine the number of our competitors, but we believe that we are one of the largest providers of HCM solutions in the world. HCM Solutions, Global Solutions and HRO Solutions (other than PEO) compete with other business outsourcing companies, companies providing ERP services, providers of cloud-based HCM solutions and financial institutions. Our PEO business competes with other PEOs providing similar services, as well as business outsourcing companies, companies providing ERP services and providers of cloud-based HCM solutions. We also face ongoing competition from companies’ in-house functions, whereby companies install and operate their own HCM system.
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

As a global leader in HR and payroll solutions, our systems contain a significant amount of data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection, AI and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both client employee data and our own employee data. The changing nature of these comprehensive laws in the United States, Europe and elsewhere, including the European Union’s (the “EU”) General Data Protection Regulation (the “GDPR”), the California Privacy Rights Act of 2020 (the “CPRA”), and the Department of Justice’s (the “DOJ”) Data Security Program established under Executive Order 14117, impact our processing of personal information of our employees and on behalf of our clients. The GDPR imposes strict and comprehensive requirements on us as both a data controller and a data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, we are one of the few companies in the world to have implemented Binding Corporate Rules (“BCRs”). Compliance with our BCRs permits us to process and transfer personal data across borders in accordance with the GDPR and other data protection laws in the EU. The CPRA requires companies to provide data disclosure, access, deletion and opt-out rights to consumers in California. The DOJ’s Data Security Program requires us to ensure that there is not access to sensitive personal data of U.S. persons by countries of concern in excess of certain thresholds. In the area of AI, some states and localities in the U.S., the EU and elsewhere have proposed or already enacted legislation that imposes obligations on how we develop and market AI-based products and solutions. Specifically, the EU Artificial Intelligence Act imposes requirements on providers of certain types of AI services. Additionally, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or client expectation. In the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.

As part of our payroll and payroll tax management services, we move client funds to our clients’ employees, tax authorities and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. In 2019, the Office of the Comptroller of Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds U.S. client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Our prepaid access offerings are subject to consumer protection laws and regulations, including the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau as well as prohibitions on unfair, deceptive, or abusive acts or practices. Consumer protections for prepaid accounts under Regulation E include requirements related to pre-acquisition fee and other disclosures, error resolution and investigation, and account access. Elements of our money movement activities outside of the United States are subject to licensing and similar anti-money laundering and reporting laws and requirements in certain countries in which we provide such services. In February 2024, ADP Canada Co. became a registered entity with the Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”), Canada’s anti-money laundering and anti-terrorist financing supervisor, as a Money Service Business as a result of a change in policy guidance from FINTRAC related to the Canadian Proceeds of Crime (Money Laundering) and Terrorist Financing Act. In November 2024, ADP Canada Co. filed its application for registration with the Bank of Canada as a Payment Services Provider, as defined and required under the Retail Payment Activities Act.

Our employee background screening services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and, as a Certified PEO, maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations, responsibilities and liabilities of an employer under federal and state tax, insurance and employment laws, including worksite employee payroll obligations and with respect to claimed employee retention and other tax credits. ADP Strategic Plan Services, LLC, our registered investment adviser, provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority. ADP Retirement Trust Services, LLC supports our Retirement Services business as a New Hampshire state-chartered trust company. ADP Retirement Trust Services, LLC is a directed-fiduciary trustee with responsibility for oversight of the retirement plan assets of our clients and regulated by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, and is also subject to the oversight of the New Hampshire Banking Department.

Our current and future offerings in the payments and/or consumer space may also subject us to additional laws and regulations, which could also require corresponding compliance programs and policies and dedicated resources.

In addition, many of our businesses offer solutions that assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them. Although these laws and regulations apply to our clients and not to ADP, changes in such laws or regulations may affect our operations, products and services. For example, our payroll services are designed to facilitate compliance with state laws and regulations applicable to the payment of wages. In addition, our HCM solutions help clients manage their compliance with certain requirements of the Affordable Care Act in the United States. Similarly, our Tax Credit Services business, which helps clients in the United States realize tax credit opportunities in connection with the hiring of new employees and certain other activities, is based on federal, state or local tax laws and regulations allowing for tax credits, which are subject to renewal, amendment or rescission.
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
CLIENTS AND CLIENT CONTRACTS

We provide services to more than 1.1 million clients. In fiscal 2025, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
We are continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to nine months). In some cases, based on a client's timeline, the period may exceed two years for a large, multi-country ADP Global Payroll or ADP Lyric HCM client or other large, multi-phase implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer-term contracts with initial terms typically ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of our expected future revenue, is not a meaningful indicator of our future performance and is not material to management's estimate of our future revenue.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Based on our retention levels in fiscal 2025, our client retention is estimated at approximately 13 years in Employer Services, and approximately 6 years in PEO.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.
RESEARCH AND DEVELOPMENT
During the fiscal years ended June 30, 2025, 2024 and 2023, we invested approximately $1.388 billion, $1.276 billion, and $1.195 billion, respectively, in research and development. These investments include expenses for activities such as the development of new products, maintenance expenses associated with our existing technologies, investments in generative AI, purchases of new software and software licenses, and additions to software resulting from business combinations.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.
OUR PEOPLE AND CULTURE

Our HCM strategy is simple: our people have differentiated us for over 75 years and we remain committed to valuing, developing and engaging them.

Our Chief Human Resources Officer (“CHRO”), together with our Executive Leadership Team, manages our HCM strategy and related programs and initiatives, as well as our talent strategy. Our CHRO, along with our CEO, as appropriate, regularly updates and supports our Compensation and Management Development Committee of the Board (“CMDC”) as well as the Board of Directors on HCM matters. The CMDC is responsible for these matters, as well as our executive compensation program, company-wide equity-based plans, and our management succession planning and development program.

Our Associates

As of June 30, 2025, our global team of associates consisted of approximately 67,000 persons.
Our Culture and Values

Over seventy-five years ago, our founders established values that still guide us today. We seek to create a values-based culture where every associate feels like they belong and can thrive.

Our long-term business success is closely linked to our commitment to creating an environment in which our associates can achieve their full potential, and to do so we listen to and engage our associates. We conduct an annual culture survey, myVoice, where our associates can share their perspectives on important topics, including client service, culture, social responsibility, ethics and compliance, innovation and leadership. Along with many of our world-class clients, we leverage our innovative StandOut® powered by ADP platform, to help managers drive talent engagement throughout the year. We issue quarterly global StandOut® Engagement Pulse® surveys to ensure that all associates can share with their leaders how they feel about their work and their colleagues, and for us to get a snapshot of engagement across the globe.

Through our myMoment Recognition Program, we give our associates the opportunity to recognize and celebrate each other when they demonstrate our values, drive our goals and go above and beyond in contributing to our collective success. Our global ADP Cares program, which is funded by the ADP Foundation and our generous associates, helps members of our team get through difficult, unforeseen events such as natural disasters and major illnesses. We also proudly support our associates that give back to our communities through paid volunteer time off and our donation matching program.
We value different perspectives and believe that our associates and their best ideas thrive in a diverse and inclusive environment.
We have a number of initiatives to strengthen and further cultivate our values-based culture. As an example, ADP’s Global IDEB Impact Council was created to align and amplify our inclusion efforts, providing us with an advantage to attract and retain associates and clients. The council, comprised of senior leaders across the enterprise, was designed to focus across four pillars, including Technology & Innovation, Culture & Belonging, Business Practices and Talent Practices. Our voluntary business resource groups, which cover a broad array of associates and are open to all that share common interests and experiences, make us stronger by promoting inclusion and cultural awareness, accelerating associate engagement, retention and career development, helping build relationships in our communities, and promoting the conservation and restoration of natural resources.

At ADP, we are committed to upholding fair and equitable pay. Pay equity is critical to creating a culture that enables all associates to reach their full potential. We make pay decisions based on skills, job-related experience, the market value of the job and performance. We have incorporated regular pay equity reviews into our compensation decisions. And, we do not ask candidates to provide their salary history in most of the countries where we operate.

Our commitment to building a better world of work and creating a workplace where everyone can thrive has led to recognition across the globe, including Fortune’s World’s Most Admired Companies (19 consecutive years); Forbes’ America’s Best Large Employers; Fortune’s America’s Most Innovative Companies; Fast Company’s Best Workplaces for Innovators; TIME’s World’s Best Companies; and Newsweek’s Most Trustworthy Companies in America.

Our Talent Strategy
Our talent strategy is simple – we aim to attract, develop and retain ambitious, passionate and overall top talent by offering a place where our associates can grow their careers, challenge themselves, share generously, take risks, and create positive change. This has allowed us to be recognized by esteemed organizations as an employer of choice year after year.
We invest in our team members so that they have the skills necessary to succeed and grow their careers. The ADP talent journey begins with an innovative, engaging and comprehensive onboarding process followed by extensive training and mentorship. Thereafter, our associates can access a wide range of professional and functional skills training to further continue and enhance performance and career development. Our sales professionals are provided with award-winning training programs and tools throughout their careers, and we also provide our technologists with access to training and experiences in the latest technologies on the market. We know our people leaders have tremendous impact on our associates and clients, and so we invest in a leadership development strategy that uses innovative approaches to support new and experienced leaders with formal learning, tools to understand and engage their team, and in the moment support during moments that matter. Additionally, our succession planning process deploys leaders to new career experiences that help ensure we are developing executives that will deliver results now and in the future.
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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby, adversely impact interest income from investing client funds before such funds are remitted to the applicable tax authorities. Changes in U.S. or foreign tax laws, regulations or rulings or the interpretation thereof could adversely affect our effective tax rate and our net income. In addition, changes in federal, state or local tax laws and regulations allowing for tax credits (including the non-renewal of such laws) could adversely impact our Tax Credit Services business, which helps clients in the United States realize tax credit opportunities in connection with the hiring of new employees and certain other activities. Changes in laws or regulations could also cause us to modify our client funds investment strategy, which may reduce the interest income earned on such funds. Changes in laws, or interpretations thereof, that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. In addition, changes in the manner in which health and welfare plans sponsored by PEOs or the TotalSource Health and Welfare Plan, in particular, are regulated could adversely impact the demand for our PEO offering.

Because our PEO is a co-employer with our PEO clients and a Certified PEO by the Internal Revenue Service, we may be subject to certain obligations, responsibilities and liabilities of an employer with respect to Worksite Employees (“WSE”), including with respect to their wages and the payment thereof, tax credits for employers, the payment of certain taxes with respect to WSE wages and employee benefits provided to the WSEs. Even though PEO clients are contractually responsible for the timely remittance of such costs, it is possible that our clients will not remit such payments despite their contractual obligations. The risk of failing to receive such payments from PEO clients could be magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank with whom a significant number of PEO clients may bank at the time, or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any payments not timely remitted and could have an adverse impact on our financial results and liquidity.

In addition, our payroll and tax processing services involve the collection and disbursement of a significant amount of funds to a large number of federal, state and local tax authorities. Our failure to properly or timely remit taxes on behalf of our clients could result in fines, penalties and interest for which we could be responsible, and could materially adversely affect our reputation, results of operations or financial condition.

Our Wisely® offerings and potentially other future offerings in the payments and/or consumer space may subject us to additional laws and regulations, some of which may not be uniform and may require us to modify or restrict our offerings and decrease our potential revenue and earnings.

Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

Regulators worldwide continue to exercise a high level of scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such scrutiny has resulted in aggressive investigations and enforcement of such laws and regulations, any of which could materially adversely impact our business. We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties and, in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as national trust banks and providers of prepaid access like us), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our prepaid card business as a provider of prepaid access, and registered ADP Trust Bank and ADP Retirement Trust Services with the Treasury Department’s Financial Crimes Enforcement Network. ADP Canada Co. is a registered entity with FINTRAC as a Money Service Business. In November 2024, ADP Canada Co. filed its application for registration with the Bank of Canada as a Payment Services Provider as defined and required under the Retail Payment Activities Act.

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
Failure to comply with privacy, data protection, artificial intelligence and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our services is subject to federal, state and foreign privacy, data protection and cyber security laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), and state consumer privacy laws like the California Privacy Rights Act of 2020 (the “CPRA”), are among the most comprehensive of these laws, and more and more jurisdictions are adopting similarly comprehensive laws that impose new data privacy protection requirements and restrictions. As part of our overall data protection compliance program in connection with the GDPR, we implemented Binding

Corporate Rules (“BCRs”) as both a data processor and data controller, which permits us to process and transfer personal data across borders in compliance with EU data protection laws. In addition, the Department of Justice implemented a Data Security Program under Executive Order 14117 restricting certain transfers of U.S. persons’ sensitive data to “countries of concern” and we have taken appropriate steps to comply.

We believe that providing insights and content from data, including via AI and ML, will become increasingly important to the value that our solutions and services deliver to our clients. We are increasingly leveraging AI and ML in our solutions and service delivery and are exploring how best to integrate generative AI technologies and develop and deploy capabilities that are beneficial to our clients and their employees. However, legislation that governs the development and/or use of AI has been adopted or is under consideration in the U.S. at the state and local level, as well as abroad, most notably the European Union’s Artificial Intelligence Act. In addition, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or a client expectation. As a result, the ability to provide data-driven insights and otherwise leverage AI and ML may be constrained by current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways. Our use of generative AI in our products and operations also introduces additional risks, including risks related to accuracy, bias, transparency, security, and privacy. For example, if the data used to train a model or the model’s output is inaccurate or biased, or alleged to be inaccurate or biased, we could be subject to reputational damage or litigation.

Complying with privacy, data protection, AI and cyber security laws and requirements, including the enhanced obligations imposed by the GDPR, our BCRs, U.S. state privacy laws, including the CPRA, and the EU Artificial Intelligence Act, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. In addition, data security events, concerns about privacy abuses by other companies and increased awareness of the potential (positive and negative) of AI are changing client, consumer and social expectations for enhanced protections (including with respect to bias and potential discrimination). As a result, noncompliance, the failure to meet such expectations or the perception of noncompliance or such failure, whether or not valid, may damage our reputation.
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand

Our ability to compete and our success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, clients, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property (including source code) could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by third parties or our personnel, or as a result of increased use of generative AI tools by us or our vendors. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which may be successful. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.
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
SECURITY AND TECHNOLOGY RISKS

Our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of personal and business information, and collect, hold and transmit client funds, and a security or privacy breach may damage or disrupt our businesses or operations, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and materially adversely affect our results of operations

In connection with our business, we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors, our partners, and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other personal and business information. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees.
We are focused on safeguarding and protecting personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment continues to grow increasingly hostile as attacks on information technology systems continue to grow in frequency, complexity and sophistication (including due to the use of AI), and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these unauthorized parties may be state-sponsored and/or supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because unauthorized parties (which could include our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place designed to prevent, detect and respond to data or cybersecurity incidents. However, as a result of the complexity of our operating environment, the period over which hardware and software has been acquired or other reasons, our programs and processes may not be sufficient or adequate or may fail to prevent, detect or respond to a cybersecurity incident or identify and/or remediate a security vulnerability in our operating environment. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated (including due to the use of AI). In addition, new computing technologies, including quantum computing, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we or our authorized third parties use or have used to encrypt and protect data. We may fail to anticipate or detect these techniques and/or incidents for long periods of time and, even when we do so, we may be unable or fail to implement adequate or timely preventive or responsive measures. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Hardware, software, applications or services that we develop or procure from authorized third parties, or are required by governmental or law enforcement agencies to install on our systems, may contain defects in design or manufacture or other problems that could (or in respect of third party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties have also attempted to gain (and in certain cases have gained), and will continue to attempt to gain, access to our systems and facilities, and those of our authorized third parties, through fraud, trickery, and other methods of deceit, including using stolen identities to obtain employment with us or our authorized third parties as well as phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems, our authorized third parties’ systems or otherwise compromise the confidentiality, integrity or availability of data or our systems. As these threats continue to evolve and increase (including due to the use of AI), we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our cybersecurity controls and to investigate and remediate any security vulnerabilities. In addition, as we become increasingly interconnected with our authorized third parties, the security risk of our networks and the larger ecosystem in which we operate is heightened. While our operating environments are designed to safeguard and protect confidential personal and business information, we do not have the ability to monitor the systems, personnel or physical facilities of, or the implementation or effectiveness of any safeguards by, our clients or our authorized third parties and, in any event, unauthorized parties have circumvented in the past, and may in the future be able to circumvent, those security measures. Information or system access obtained by unauthorized parties (which could include our personnel) resulting from successful attacks against our clients or our authorized third parties may, in turn, be used to attack and compromise our information technology systems, or result in production downtimes and operational disruptions that could have a material adverse effect on our business, results of operations or financial condition. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well.

We have been, and expect we will continue to be, the subject of cybersecurity attacks, including unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, insider threats, and theft of sensitive information (including our intellectual property). Although none of the cybersecurity incidents that we have identified to date have materially affected us, including our business strategy, operations, results of operations, or financial condition, we continue to face significant known and unknown cybersecurity threats. In the future, a cybersecurity attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, theft of non-public or other sensitive information, or similar act by an unauthorized party (which could include our personnel) with respect to our businesses or our authorized third parties’ businesses, or inadvertent acts or inactions by our authorized third parties or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or our intellectual property or the theft of client or ADP funds, which could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment continues to grow increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems or the security systems of our authorized third parties could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business, financial condition or results of operations.

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
Our systems, applications, solutions and services may be subject to disruptions that could have a materially adverse effect on our business, operations, financial condition, results of operations or reputation

Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We need to properly manage our systems, applications and solutions, and any upgrades, enhancements and expansions we may undertake from time to time, in order to ensure they properly support our businesses. From time to time in the past, these systems, applications or solutions have failed to operate properly or become disabled, and they may do so in the future. Any such failure or disablement, even for a brief period of time, whether due to malevolent acts, errors, defects or any other factor(s), could result in financial loss, a disruption of our businesses or operations, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a materially adverse effect on our business, results of operations or financial condition. We have a global business resiliency program that includes disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans and procedures may not be successful in preventing or mitigating the loss of client data or funds, service interruptions, disruptions to our operations, or damage to our important facilities. In addition, the severity of the failure or disablement may require us to replace or rebuild the affected system(s), application(s) or solution(s) and we may be unable to do so before it materially adversely affects our business or operations.
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

We are dependent upon various financial institutions to execute electronic funds transfer and paper check payments as part of our client payroll, tax and other money movement services. While we have contingency plans in place for isolated bank failures and outages, a systemic shutdown of the banking industry would impede our ability to process payments on behalf of our payroll, tax and other money movement services clients and could have an adverse impact on our financial results and liquidity.

We derive a significant portion of our revenues and operating income outside of the United States and, as a result, we are exposed to market risk from changes in foreign currency exchange rates that could impact our results of operations, financial position and cash flows.

The investment community, clients, regulators, and other stakeholders may have evolving and varied expectations regarding our business, culture, and values. Negative publicity, regardless of whether claims are accurate, about our brand, our solutions, our data, our culture and values, or our partners, vendors, or employees, could adversely affect our reputation, our business, and our financial results. We publicly share certain information about our corporate social responsibility initiatives and we may face increased scrutiny related to these initiatives. Further, regulations, standards and reporting requirements in this respect continue to evolve, and may be inconsistent across jurisdictions, which may result in legal and regulatory uncertainty as well as increased compliance costs for our business. Our failure to achieve progress in these areas on a timely basis, or at all, our failure to fully comply with these requirements, or our failure to do so in a timely manner, or a negative perception of our initiatives could adversely impact our reputation, business, including employee recruitment and retention, financial results, and growth.

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

In connection with our business, we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors, our partners, and our employees, contractors and temporary staff. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees. As the global environment continues to grow increasingly hostile and attacks on information technology systems continue to grow in frequency, complexity and sophistication, we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because unauthorized parties may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.

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

•Third-Party Risk Management. We maintain a third-party risk management process, designed to identify and manage risks associated with our vendors, our partners and other third parties, that includes conducting security assessments prior to engagement and periodically during the engagement. We also seek to include security and privacy terms, where appropriate, in our contracts with third-party service providers that require third parties to maintain security controls to protect our data and notify us in the event of a cybersecurity incident.

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

Our chief information security officer (“CISO”) leads our global cybersecurity program and oversees the global cybersecurity services team, which is responsible for monitoring, identifying, assessing and managing cybersecurity threats across ADP. Our CISO reports to our chief security officer (“CSO”), who leads our global security organization and is responsible for cybersecurity, fraud prevention, operational risk management, client security management, and workforce protection. Our CSO has over 25 years of experience in a range of security roles, including serving as a chief security officer at another public company, and participates in various cyber security organizations. The current CISO has served in various roles in cybersecurity and information technology for over 25 years and has attained the professional certification of Certified Information Security Manager.

Our board of directors is actively engaged in the oversight of our global cybersecurity program. Our board of directors receives regular, quarterly reports on these matters from our CSO and leadership from our global product and technology organization, including on the status of projects to strengthen the Company’s cybersecurity systems and improve cyber readiness, as well as on existing and emerging threat landscapes. In addition, the corporate development & technology committee of our board of directors receives regular, quarterly reports on our global product security and resiliency program led by leadership from our global product and technology organization with assistance from our CSO. Concurrent and in addition to these reports, our chief administrative officer (“CAO”) (who oversees legal, security and compliance matters) provides a legal, regulatory and ethics update at each meeting of the audit committee of our board of directors, which includes matters of cybersecurity, as appropriate. In addition, important actual or emerging cybersecurity events are communicated to the board of directors by our CAO and Chief Legal Officer, even if immaterial to us.
Our global cybersecurity program is subject to an annual third-party assessment overseen by our board of directors and this assessment reviews all aspects of our cyber program. Findings are reported to our board of directors and, in response, ADP develops initiatives to improve our maturity across each of the pillars of the NIST Cybersecurity Framework. The status of these initiatives is then reviewed with our board of directors during its quarterly meetings. This governance process encourages an environment of continuous improvement.

Item 2. Properties
ADP owns 6 of its processing/print centers, and 10 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,555,369 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,640,668 square feet worldwide, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2025, there were 29,972 holders of record of the Company’s common stock. As of such date, 1,780,085 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1) (2)
April 1, 2025 to April 30, 2025	400,430	$296.09	400,430	$2,010,261,167
May 1, 2025 to May 31, 2025	333,958	$315.74	333,958	$1,904,817,267
June 1, 2025 to June 30, 2025	327,239	$314.51	327,239	$1,801,895,701
Total	1,061,627		1,061,627

(1)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(2)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative return on ADP's common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2020, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

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

The following section discusses our year ended June 30, 2025 (“fiscal 2025”), as compared to year ended June 30, 2024 (“fiscal 2024”). A detailed review of our fiscal 2024 performance compared to our fiscal 2023 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2024.

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

NON-GAAP FINANCIAL MEASURES

In addition to our U.S. GAAP results, we use adjusted results and other non-GAAP metrics to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. Adjusted EBIT, adjusted EBIT margin, adjusted net earnings, adjusted diluted earnings per share, adjusted effective tax rate and organic constant currency are all non-GAAP financial measures. Please refer to the accompanying financial tables in the “Non-GAAP Financial Measures” section for a discussion of why ADP believes these measures are important and for a reconciliation of non-GAAP financial measures to their nearest comparable GAAP financial measures.

EXECUTIVE OVERVIEW

As a global leader in HR and payroll solutions, ADP continuously aims to solve complex business challenges for our clients and their workers. Our Human Capital Management ("HCM") solutions, which include both software and outsourcing services, are designed to help our clients manage their workforce through a dynamic business and regulatory landscape and the changing world of work. We see tremendous opportunity ahead as we focus on our three key Strategic Priorities: Leading with Best-in-Class HCM technology, Providing Unmatched Expertise and Outsourcing Solutions, and Leveraging our Global Scale for the Benefit of our Clients.

During fiscal 2025, we continued to make meaningful progress on our Strategic Priorities. We launched ADP Lyric HCM, an all-in-one solution designed to address workplace challenges with personalized experiences that meet client needs. We acquired WorkForce Software, a premier workforce management solutions provider, and began to integrate it into our global HCM ecosystem to better serve large, global enterprises. We enhanced our distribution network by launching an integrated payroll solution for small businesses. We augmented our global payroll capabilities by continuing to expand our offerings in markets with exciting growth opportunities like Japan and Saudi Arabia, and by acquiring payroll businesses like PEI (Procesamiento Externo de Informacion, S.C.) in Mexico. Lastly, we continued deploying AI tools in our products and across our sales, service, and research and development functions to improve the client experience and drive internal productivity gains.

Highlights from the year ended June 30, 2025 include:

•Revenue growth of 7% to $20,560.9 million; 7% growth on an organic constant currency
•Earnings before income taxes margin expansion of 50 bps, and adjusted EBIT margin expansion of 50 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 10% and 9%, respectively, to $9.98 and $10.01, respectively
•Cash returned via shareholder friendly actions of $3.7B, including $2.4B of dividends and $1.3B of share repurchases

For fiscal 2025, we delivered strong revenue growth of 7% both on a reported and organic constant currency basis. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 1% for the year ended June 30, 2025 as compared to the year ended June 30, 2024. PEO average worksite employees increased 3% for the year ended June 30, 2025, as compared to the year ended June 30, 2024. Additionally, our ES new business bookings grew 3% in fiscal 2025, and ES client revenue retention was 92.1%. Our strong retention stems in part from our company-wide client satisfaction scores reaching new record highs for the year. These impressive client satisfaction results were broad-based and are a testament to the product investments we are making to improve the client experience.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at June 30, 2025 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2025	2024

Total Revenues	$20,560.9	$19,202.6
YoY Growth	7%	7%
YoY Growth, Organic Constant Currency	7%	6%

Revenues increased in fiscal 2025 due to new business started from new business bookings, strong client retention, an increase in zero-margin benefits pass-throughs, an increase in pricing, an increase in interest on funds held for clients, and the impact from the WorkForce Software acquisition. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for fiscal 2025 include interest on funds held for clients of $1,189.1 million, as compared to $1,024.7 million in fiscal 2024. The increase in interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.2% in fiscal 2025, as compared to 2.9% in fiscal 2024, coupled with an increase in our average client funds balances of 6.4% to $37.6 billion in fiscal 2025 as compared to fiscal 2024.

Total Expenses

	Years Ended
	June 30,
	2025	2024	% Change

Costs of revenues:
Operating expenses	$9,622.7	$9,050.1	6%
Research and development	988.6	955.7	3%
Depreciation and amortization	486.0	470.9	3%
Total costs of revenues	11,097.3	10,476.7	6%
Selling, general and administrative expenses	4,051.7	3,778.9	7%
Interest expense	455.9	361.4	26%
Total expenses	$15,604.9	$14,617.0	7%

For the year ended June 30:

Operating expenses increased in fiscal 2025 due to an increase of $313.1 million of PEO Services zero-margin benefits pass-through costs to $4,289.0 million in fiscal 2025 from $3,975.9 million in fiscal 2024. Additionally, operating expenses increased by $137.3 million due to higher service and implementation costs in support of our growing revenue and by $67.8 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses increased in fiscal 2025 due to increased costs to develop, support, and maintain our new and existing products and the WorkForce Software acquisition.

Depreciation and amortization increased in fiscal 2025 due to the WorkForce Software acquisition, amortization of investments in internally developed software primarily for our next-gen products, and amortization of purchased software, partially offset by lower amortization of customer contracts and lists.

Selling, general and administrative expenses increased in fiscal 2025 primarily due to increases in selling and marketing expenses of $184.4 million as a result of investments in our sales organization and an increase from acquisition related costs.

Interest expense increased in fiscal 2025 primarily due to an increase of $51.1 million related to commercial paper and reverse repurchase borrowings as a result of increases in average daily commercial paper borrowings of $0.6 billion, and average reverse repurchase outstanding balances of $1.1 billion, as compared to fiscal 2024, offset by decreases in average interest rates on commercial paper issuances and reverse repurchases of 50 basis points and 70 basis points, respectively, as compared to fiscal 2024. Additionally, interest expense increased by $37.9 million related to the issuance of $1.0 billion of senior notes during the first quarter ended September 30, 2024.

Other (Income)/Expense, net

Years ended June 30,	2025	2024	$ Change
Interest income on corporate funds	$(319.5)	$(241.3)	$78.2
Realized losses on available-for-sale securities, net	1.7	5.9	4.2
Gain on sale of assets	(5.0)	(17.1)	(12.1)
Non-service components of pension income, net	(31.3)	(34.2)	(2.9)
Other income, net	$(354.1)	$(286.7)	$67.4

Interest income on corporate funds increased in fiscal 2025 due to higher average investment balances of $9.2 billion as compared to $7.4 billion in fiscal 2024, coupled with an increase in average interest rates of 20 basis points, as compared to fiscal 2024. See Note 11 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

In fiscal 2025, the gain on sale of assets of $5.0 million related to sales of buildings.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2025	2024	YoY Growth
EBIT	$5,310.1	$4,872.3	9%
EBIT Margin	25.8%	25.4%	50 bps
Adjusted EBIT	$5,347.1	$4,890.1	9%
Adjusted EBIT Margin	26.0%	25.5%	50 bps
Note: Numbers may not foot due to rounding.

Earnings before income taxes increased in fiscal 2025 due to the increases in total revenues, partially offset by the increases in total expenses discussed above.

EBIT Margin increased in fiscal 2025 due to contributions from client funds interest revenues, discussed above, and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased interest expense and acquisition related expenses.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including certain legal matters, gain on sale of assets, and broad-based optimization initiatives, in the applicable periods.

Provision for Income Taxes

The effective tax rate in fiscal 2025 and 2024 was 23.2% and 23.0%, respectively. The increase in the effective tax rate is primarily due to higher reserves for uncertain tax positions in fiscal 2025 and a valuation allowance release in fiscal 2024 offset by an increase in the excess tax benefit on stock-based compensation in fiscal 2025. Refer to Note 12, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2025 and 2024 was 23.2% and 23.0%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2025	2024	YoY Growth

Net earnings	$4,079.7	$3,752.0	9%
Diluted EPS	$9.98	$9.10	10%
Adjusted net earnings	$4,092.0	$3,784.5	8%
Adjusted diluted EPS	$10.01	$9.18	9%

For fiscal 2025, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 4.4 million shares during fiscal 2025 and 5.1 million shares during fiscal 2024, partially offset by the issuances of shares under our employee benefit plans.

For fiscal 2025, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2025	2024	As Reported	Organic Constant Currency
Employer Services	$13,883.1	$12,980.8	7%	6%
PEO Services	6,690.4	6,233.6	7%	7%
Other	(12.6)	(11.8)	n/m	n/m
	$20,560.9	$19,202.6	7%	7%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2025	2024	As Reported
Employer Services	$5,008.5	$4,555.5	10%
PEO Services	950.5	921.5	3%
Other	(648.9)	(604.7)	n/m
	$5,310.1	$4,872.3	9%

	Margin
	Years Ended June 30,

	2025	2024	YoY Growth
Employer Services	36.1%	35.1%	100 bps
PEO Services	14.2%	14.8%	(60) bps

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues increased in fiscal 2025 due to new business started from new business bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, the impact from the WorkForce Software acquisition, and an increase in the volume of our pays per control of 1%, as compared to fiscal 2024.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased in fiscal 2025 due to increased revenues, including contributions from client funds interest, discussed above, and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased selling and marketing expenses and the impact from the WorkForce Software acquisition.

Margin

Employer Services' margin increased in fiscal 2025 due to contributions from operating efficiencies for costs of servicing and implementing our clients on growing revenue, and client funds interest revenues discussed above, partially offset by acquisition related expenses.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2025	2024	$	%
PEO Services' revenues	$6,690.4	$6,233.6	$456.8	7%
Less: PEO zero-margin benefits pass-throughs	4,289.0	3,975.9	313.1	8%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$2,401.4	$2,257.7	$143.7	6%

PEO Services' revenues increased in fiscal 2025 due to the increase in zero-margin benefits pass-throughs, and an increase in average worksite employees of 3%, as compared to fiscal 2024.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased in fiscal 2025 due to increased revenues discussed above, partially offset by increases in operating costs related to workers' compensation and state unemployment insurance, zero-margin benefits pass-through costs, and selling and marketing expenses.

Margin

PEO Services' margin decreased in fiscal 2025 due to increases in zero-margin benefits pass-through costs, operating costs related to workers' compensation and state unemployment insurance, and selling and marketing expenses, partially offset by an increase in the pre-tax benefit from ADP Indemnity.

ADP Indemnity provides workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in fiscal years 2012 and prior from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment.

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2025, ADP Indemnity paid a premium of $276 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year up to $1 million per occurrence. ADP Indemnity recorded a pre-tax benefit of approximately $10 million in fiscal 2025 and a pre-tax benefit of approximately $3 million in fiscal 2024, which were primarily the results of more favorable actuarial loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $278 million in July 2025, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2026 policy year on terms substantially similar to the fiscal 2025 reinsurance policy.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and all other interest income and expense.

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

	Years Ended June 30,		% Change
	2025	2024	As Reported
Net earnings	$4,079.7	$3,752.0	9%
Adjustments:
Provision for income taxes	1,230.4	1,120.3
All other interest expense (a)	114.8	71.4
All other interest income (a)	(94.2)	(97.0)
Gain on sale of assets	(2.6)	—
Transformation initiatives (b)	0.1	5.4
Legal settlements (c)	(0.4)	(4.0)
Optimization initiatives (d)	19.3	42.0
Adjusted EBIT	$5,347.1	$4,890.1	9%
Adjusted EBIT Margin	26.0%	25.5%

Provision for income taxes	$1,230.4	$1,120.3	10%
Adjustments:
Gain on sale of assets (e)	(0.6)	—
Transformation initiatives (e)	—	1.3
Legal settlements (e)	(0.1)	(0.9)
Optimization initiatives (e)	4.8	10.5
Adjusted provision for income taxes	$1,234.5	$1,131.2	9%
Adjusted effective tax rate (f)	23.2%	23.0%

Net earnings	$4,079.7	$3,752.0	9%
Adjustments:
Gain on sale of assets	(2.6)	—
Income tax provision on gain on sale of assets (e)	0.6	—
Transformation initiatives (b)	0.1	5.4
Income tax benefit for transformation initiatives (e)	—	(1.3)
Legal settlements (c)	(0.4)	(4.0)
Income tax provision for legal settlements (e)	0.1	0.9
Optimization initiatives (d)	19.3	42.0
Income tax benefit for optimization initiatives (e)	(4.8)	(10.5)
Adjusted net earnings	$4,092.0	$3,784.5	8%

Diluted EPS	$9.98	$9.10	10%
Adjustments:
Transformation initiatives (b) (e)	—	0.01
Legal settlements (c) (e)	—	(0.01)
Optimization initiatives (d) (e)	0.03	0.08
Adjusted diluted EPS	$10.01	$9.18	9%

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

(b) The charges in fiscal 2024 include consulting costs relating to our company-wide transformation initiatives.

(c) In fiscal 2024, this represents reserve reversal of a legal matter from fiscal 2023.

(d) In fiscal 2025, there were $23.9 million of severance charges related to broad-based, company-wide initiatives, including efforts to align resources with respect to our new global HCM products, offset by a $4.6 million partial reversal of the workforce optimization initiative from fiscal 2024. Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to broad-based, company-wide initiatives.

(e) The income tax (benefit)/provision was calculated based on the marginal rate in effect for the year ended June 30, 2025.

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

Year Ended
June 30,
2025
Consolidated revenue growth as reported	7%
Adjustments:
Impact of acquisitions	(1)%
Impact of foreign currency	—%
Consolidated revenue growth, organic constant currency	7%

Employer Services revenue growth as reported	7%
Adjustments:
Impact of acquisitions	(1)%
Impact of foreign currency	—%
Employer Services revenue growth, organic constant currency	6%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, cash and cash equivalents were $3.3 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.6 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities, such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2025 and we have sufficient liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements ($7.5 billion of which is available on a committed basis in the U.S. as of June 30, 2025), together with our $10.6 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks related to our client funds extended investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows are summarized as follows:

	Years ended June 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$4,939.7	$4,157.6	$782.1
Investing activities	(3,035.0)	(1,389.0)	(1,646.0)
Financing activities	(6,973.4)	(1,431.7)	(5,541.7)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	37.3	(22.4)	59.7
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(5,031.4)	$1,314.5	$(6,345.9)

Net cash flows provided by operating activities increased due to growth in our business, and net favorable changes in the components of operating assets and liabilities, as compared to fiscal 2024.

Net cash flows used in investing activities changed due to the acquisition of WorkForce Software with a net cash disbursement of $1,158.3 million and timing of the net proceeds and purchases of corporate and client funds marketable securities of $523.0 million.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $9,288.1 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, a net increase in cash distributed to our clients that was received from the Internal Revenue Service, and a net increase in payments related to reverse repurchase agreements, partially offset by net proceeds from the issuance and redemption of debt.

We purchased approximately 4.4 million shares of our common stock at an average price per share of $289.11 during fiscal 2025, as compared to purchases of 5.1 million shares at an average price per share of $244.04 during fiscal 2024. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
Capital Resources and Client Fund Obligations

We have $4.0 billion of senior unsecured notes with maturity dates in 2028, 2030, 2032, and 2034. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our senior unsecured notes.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.6 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of June 30, 2025, the Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. As of June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2025	2024
Average daily borrowings (in billions)	$4.1	$3.5
Weighted average interest rates	4.8%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days
Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of June 30, 2025, we had $7.5 billion available to us on a committed basis under the U.S. reverse repurchase agreements. As of June 30, 2025 and 2024, there were $38.4 million and $385.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2025	2024
Average outstanding balances (in billions)	$2.9	$1.8
Weighted average interest rates	4.8%	5.5%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one-year term-out option. In addition, we have a five-year $3.5 billion credit facility and a five-year $2.5 billion credit facility maturing in June 2029 and June 2030, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2025 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.6 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and device payment plan agreement receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through June 30, 2025. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 5 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures in fiscal 2025 were $176.8 million, as compared to $211.7 million in fiscal 2024. We expect capital expenditures in fiscal 2026 to be between $225.0 million and $250.0 million.

Contractual Obligations

Our contractual obligations at June 30, 2025 relate primarily to operating leases (Note 7) and other arrangements recorded in our balance sheet or disclosed in the notes to our financial statements, including benefit plan obligations (Note 11), liabilities for uncertain tax positions (Note 12), purchase obligations (Note 13), debt obligations (Note 10) and $875.0 million of interest payments on our debt, of which $121.5 million is expected to be paid within one year.

In addition to the obligations described above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2025, the obligations relating to these matters, which are expected to be paid in fiscal 2026, total $31,343.3 million, and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $30,985.7 million of cash and cash equivalents and marketable securities to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2025.

Separately, ADP Indemnity paid a premium of $278.0 million in July 2025 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2026 policy year. As of June 30, 2025, ADP Indemnity had total assets of $725.4 million to satisfy the actuarially estimated unpaid losses of $665.7 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $6.3 million and $1.1 million, net of insurance recoveries, in fiscal 2025 and 2024, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, and marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities, client employees or other payees).

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.6 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.5 billion of which is available on a committed basis in the U.S. as of June 30, 2025), and available borrowings under our $10.6 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2025	2024
Average investment balances at cost:
Corporate investments	$9,246.6	$7,397.1
Funds held for clients	37,631.2	35,369.5
Total	$46,877.8	$42,766.6

Average interest rates earned exclusive of realized losses/(gains) on:
Corporate investments	3.5%	3.3%
Funds held for clients	3.2%	2.9%
Total	3.2%	3.0%

Net realized losses on available-for-sale securities	1.7	5.9

As of June 30:
Net unrealized pre-tax losses on available-for-sale securities	$(425.7)	$(1,515.8)

Total available-for-sale securities at fair value	$33,777.7	$31,207.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 3.0% in fiscal 2024 to 3.2% in fiscal 2025. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $24 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2026. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $8 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2026.

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

Sensitivity of Estimate to Change
As the assumptions used to estimate the amortization period of the deferred costs could have a material impact on timing of recognition, we assess the amortization periods annually using historical retention rates. Actual retention rates were not materially different than those used in our calculation to determine the amortization period. We regularly review our deferred costs for impairment. There were no impairment losses incurred during the fiscal years ended June 30, 2025, June 30, 2024, or June 30, 2023.

Goodwill

Description
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

Judgments and Uncertainties
The Company’s annual goodwill impairment assessment as of June 30, 2025 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.

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

We completed our annual assessment of goodwill as of June 30, 2025 and determined that there was no impairment of goodwill. We performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.

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

Sensitivity of Estimate to Change
While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. As of June 30, 2025 and 2024, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $163.0 million and $126.9 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – Employer Services Reportable Segment— Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2025. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Forecasts of future revenue and operating margin from the Company’s next-gen platform, for which there is limited historical data, contribute significantly to the estimate of fair value of a reporting unit within the Employer Services reportable segment with approximately $683 million of goodwill as of June 30, 2025. Given the limited historical data associated with the Company’s next-gen platform, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.
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

Client Funds Obligations - Refer to Note 5 to the financial statements
Critical Audit Matter Description
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $31,343.3 million as of June 30, 2025. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.
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
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2025, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
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
August 6, 2025

We have served as the Company’s auditor since 1968.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2025	2024	2023

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$12,692.2	$11,953.6	$11,222.0
Interest on funds held for clients	1,189.1	1,024.7	813.4
PEO revenues (A)	6,679.6	6,224.3	5,976.8
TOTAL REVENUES	20,560.9	19,202.6	18,012.2

EXPENSES:
Costs of revenues:
Operating expenses	9,622.7	9,050.1	8,657.4
Research and development	988.6	955.7	844.8
Depreciation and amortization	486.0	470.9	451.2
TOTAL COSTS OF REVENUES	11,097.3	10,476.7	9,953.4

Selling, general, and administrative expenses	4,051.7	3,778.9	3,551.4
Interest expense	455.9	361.4	253.3
TOTAL EXPENSES	15,604.9	14,617.0	13,758.1

Other (income)/expense, net	(354.1)	(286.7)	(183.5)

EARNINGS BEFORE INCOME TAXES	5,310.1	4,872.3	4,437.6

Provision for income taxes	1,230.4	1,120.3	1,025.6

NET EARNINGS	$4,079.7	$3,752.0	$3,412.0

BASIC EARNINGS PER SHARE	$10.02	$9.14	$8.25

DILUTED EARNINGS PER SHARE	$9.98	$9.10	$8.21

Basic weighted average shares outstanding	407.1	410.6	413.7
Diluted weighted average shares outstanding	408.7	412.2	415.7
(A) For the years ended June 30, 2025 (“fiscal 2025”), June 30, 2024 (“fiscal 2024”), and June 30, 2023 (“fiscal 2023”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $75,220.1 million, $69,874.1 million, and $66,731.7 million, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2025	2024	2023

Net earnings	$4,079.7	$3,752.0	$3,412.0

Other comprehensive income/(loss):
Currency translation adjustments	89.0	(38.0)	13.4

Unrealized net gains/(losses) on available-for-sale securities	1,088.4	685.2	(500.3)
Tax effect	(250.7)	(162.2)	113.3
Reclassification of realized net losses on available-for-sale securities to net earnings	1.7	5.9	14.7
Tax effect	(0.3)	(1.3)	(3.3)

Unrealized losses on cash flow hedging activities	(15.6)	—	—
Tax effect	3.8	—	—
Amortization of unrealized losses on cash flow hedging activities	5.4	4.4	4.4
Tax effect	(1.3)	(1.1)	(1.1)

Pension net gains arising during the year	8.5	5.6	60.3
Tax effect	(2.1)	(1.1)	(13.3)
Reclassification of pension liability adjustment to net earnings	(2.4)	0.1	(0.4)
Tax effect	0.5	—	0.2

Other comprehensive income/(loss), net of tax	924.9	497.5	(312.1)
Comprehensive income	$5,004.6	$4,249.5	$3,099.9

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,347.8	$2,913.4
Short-term marketable securities	4,498.8	384.0
Accounts receivable, net of allowance for doubtful accounts of $47.1 and $52.2, respectively	3,579.1	3,428.2
Other current assets	840.8	820.8
Total current assets before funds held for clients	12,266.5	7,546.4
Funds held for clients	30,985.7	37,996.1
Total current assets	43,252.2	45,542.5
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.1, respectively	4.4	7.3
Property, plant and equipment, net	655.4	685.6
Operating lease right-of-use asset	374.1	370.6
Deferred contract costs	3,154.1	2,965.0
Other assets	1,052.6	1,102.1
Goodwill	3,273.5	2,353.6
Intangible assets, net	1,603.0	1,336.0
Total assets	$53,369.3	$54,362.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169.1	$100.6
Accrued expenses and other current liabilities	3,092.4	3,350.1
Accrued payroll and payroll-related expenses	973.1	958.7
Dividends payable	620.6	566.4
Short-term deferred revenues	262.8	199.8
Obligations under reverse repurchase agreements (A)	38.4	385.4
Obligations under commercial paper borrowings	4,769.5	—
Income taxes payable	9.1	15.1
Total current liabilities before client funds obligations	9,935.0	5,576.1
Client funds obligations	31,343.3	39,503.9
Total current liabilities	41,278.3	45,080.0
Long-term debt	3,974.7	2,991.3
Operating lease liabilities	321.2	328.6
Other liabilities	1,058.3	990.8
Deferred income taxes	163.6	64.3
Long-term deferred revenues	385.2	360.1
Total liabilities	47,181.3	49,815.1

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2025 and June 30, 2024; outstanding, 405.3 and 408.1 shares at June 30, 2025 and June 30, 2024, respectively	63.9	63.9
Capital in excess of par value	2,788.3	2,406.9
Retained earnings	25,240.6	23,622.2
Treasury stock - at cost: 233.4 and 230.6 shares at June 30, 2025 and June 30, 2024, respectively	(21,021.4)	(19,737.1)
Accumulated other comprehensive (loss)/income	(883.4)	(1,808.3)
Total stockholders’ equity	6,188.0	4,547.6
Total liabilities and stockholders’ equity	$53,369.3	$54,362.7

(A) As of June 30, 2025, $38.4 million of short-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2024, $384.0 million of short-term marketable securities and $1.4 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2022	638.7	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)
Net earnings	—	—	—	3,412.0	—	—
Other comprehensive loss	—	—	—	—	—	(312.1)
Stock-based compensation expense	—	—	196.3	—	—	—
Issuances relating to stock compensation plans	—	—	111.8	—	63.3	—
Treasury stock acquired (4.9 million shares repurchased)	—	—	—	—	(1,197.2)	—
Dividends ($4.79 per share)	—	—	—	(1,990.3)	—	—

Balance at June 30, 2023	638.7	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)
Net earnings	—	—	—	3,752.0	—	—
Other comprehensive income	—	—	—	—	—	497.5
Stock-based compensation expense	—	—	219.3	—	—	—
Issuances relating to stock compensation plans	—	—	85.3	—	63.1	—
Treasury stock acquired (5.1 million shares repurchased)	—	—	—	—	(1,330.9)	—
Dividends ($5.45 per share)	—	—	—	(2,247.8)	—	—

Balance at June 30, 2024	638.7	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)
Net earnings	—	—	—	4,079.7	—	—
Other comprehensive income	—	—	—	—	—	924.9
Stock-based compensation expense	—	—	234.9	—	—	—
Issuances relating to stock compensation plans	—	—	146.5	—	73.0	—
Treasury stock acquired (4.4 million shares repurchased)	—	—	—	—	(1,357.3)	—
Dividends ($6.02 per share)	—	—	—	(2,461.3)	—	—
Balance at June 30, 2025	638.7	$63.9	$2,788.3	$25,240.6	$(21,021.4)	$(883.4)

See notes to the Consolidated Financial Statements

Automatic Data Processing, Inc . and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2025	2024	2023
Cash Flows from Operating Activities:
Net earnings	$4,079.7	$3,752.0	$3,412.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	582.4	561.9	549.3
Amortization of deferred contract costs	1,145.3	1,067.6	992.9
Deferred income taxes	37.0	(37.4)	(80.1)
Stock-based compensation expense	266.1	243.5	220.4
Bad debt expense	53.2	54.6	44.0
Net pension income	(19.7)	(22.9)	(42.6)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(72.2)	(42.6)	23.0
Other	13.4	(1.7)	27.4
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(146.6)	(483.7)	129.2
Increase in deferred contract costs	(1,290.3)	(1,271.2)	(1,189.2)
Increase in other assets	(59.8)	(157.2)	(168.2)
Increase/(decrease) in accounts payable	60.6	1.8	(11.8)
Increase in accrued expenses and other liabilities	290.6	492.9	301.3
Net cash flows provided by operating activities	4,939.7	4,157.6	4,207.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(7,857.9)	(6,835.3)	(6,618.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	6,539.1	6,039.5	4,705.5
Capital expenditures	(168.7)	(208.4)	(206.3)
Additions to intangibles	(378.3)	(355.0)	(365.3)
Acquisitions of businesses, net of cash acquired	(1,165.1)	(33.6)	(32.4)
Proceeds from the sale of property, plant, and equipment and other assets	10.8	28.3	—
Other	(14.9)	(24.5)	—
Net cash flows used in investing activities	(3,035.0)	(1,389.0)	(2,517.3)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(8,274.0)	1,014.1	(12,701.6)
Net cash (distributed)/received from the Internal Revenue Service	(552.2)	602.7	—
Payments of debt	(1,001.2)	(0.9)	(1.0)
Proceeds from the issuance of debt	1,980.3	—	—
Settlement of cash flow hedges	(15.6)	—	—
Repurchases of common stock	(1,280.5)	(1,231.7)	(1,121.4)
Net proceeds from stock purchase plan and stock-based compensation plans	131.0	47.2	91.6
Dividends paid	(2,398.9)	(2,183.1)	(1,903.6)
Net (payments)/proceeds related to reverse repurchase agreements	(331.8)	320.0	(44.7)
Net proceeds from issuance of commercial paper	4,769.5	—	—
Net cash flows used in financing activities	(6,973.4)	(1,431.7)	(15,680.7)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	37.3	(22.4)	(21.1)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(5,031.4)	1,314.5	(14,011.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	10,086.0	8,771.5	22,783.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$5,054.6	$10,086.0	$8,771.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$3,347.8	$2,913.4	$2,083.5
Restricted cash and restricted cash equivalents included in funds held for clients (A)	1,706.8	7,172.6	6,688.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,054.6	$10,086.0	$8,771.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$426.8	$353.9	$246.5
Cash paid for income taxes, net of income tax refunds	$1,198.0	$1,185.2	$1,080.7
(A) See Note 5 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.
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

The Company has a grantor trust, which holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees. The Company is the sole beneficial owner of the trust. The trust meets the criteria in Accounting Standards Codification (“ASC”) 810, “Consolidation” to be characterized as a variable interest entity (“VIE”). The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust. Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 5, “Corporate Investments and Funds Held for Clients.”

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates.

Certain amounts from the comparative financial statements have been reclassified in order to conform to the current year's presentation.

B. Description of Business. The Company is a provider of cloud-based Human Capital Management (“HCM”) solutions. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of the "Other" category include certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, legal settlements, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense.

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

The Company enters into service agreements with clients that include anywhere from one service to a full suite of services. The Company’s agreements vary in duration having a legally enforceable term of 30 days to 7 years. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. The Company uses the output method based on a fixed fee per employee serviced to recognize revenue, as the value to the client of the goods or services transferred to date (e.g., number of payees) appropriately depicts our performance towards complete satisfaction of the performance obligation. The fees are typically billed in the period in which services are performed.

PEO, a component of the HR Outsourcing (“HRO”) business, provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. Amounts collected from PEO worksite employers include payroll and payroll taxes, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes.

The payroll and payroll taxes collected from the worksite employers are presented in revenue net, as the Company does not retain risk and acts as an agent with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the PEO worksite employer is primarily responsible for providing the service and has discretion in establishing wages.

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

Collection of consideration the Company expects to receive to perform its services typically occurs within 30 to 60 days of billing. We assess the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history and their intention to pay the consideration.
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

If the fair value of an available-for-sale debt security is below its amortized cost, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery. If either of those two conditions is met, the Company would recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to the yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

The Company's corporate investments and funds held for clients (see Note 5) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model used by the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities and mortgage-backed securities (that are included within Other securities in Note 5), the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes quoted prices for similar assets, benchmark yield curves, and market corroborated inputs. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company had no available-for-sale securities included in Level 1 and Level 3 at June 30, 2025.

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $4.0 billion (collectively the “Notes”). The fair value of the Notes are estimated in Note 10 utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

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

The Company's annual goodwill impairment assessment as of June 30, 2025 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions, including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences. As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins. Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.
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

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2025
Net earnings	$4,079.7			$4,079.7
Weighted average shares (in millions)	407.1	0.6	1.0	408.7
EPS	$10.02			$9.98

2024
Net earnings	$3,752.0			$3,752.0
Weighted average shares (in millions)	410.6	0.7	0.9	412.2
EPS	$9.14			$9.10

2023
Net earnings	$3,412.0			$3,412.0
Weighted average shares (in millions)	413.7	0.9	1.1	415.7
EPS	$8.25			$8.21

Shares that could potentially dilute basic EPS in the future include outstanding share-based compensation awards, discussed in Note 11. For fiscal 2025 and 2024, there were no shares excluded from the calculation of diluted EPS, and in fiscal 2023, there were 0.2 million shares excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

O. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. Time-based restricted stock units are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units, are valued based on the grant date fair value of such awards and are adjusted for changes to probabilities of achieving performance targets. See Note 11 for additional information on the Company's stock-based compensation programs.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by tax authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2025 and 2024, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $163.0 million and $126.9 million, respectively.

S. Workers’ Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers’ compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in fiscal years 2012 and prior from an admitted and licensed insurance company of AIG. The Company has obtained approximately $351 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2025 and 2024 under the letters of credit.

Additionally, starting in fiscal 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $276 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2025 policy year up to $1 million per occurrence. ADP Indemnity paid a premium of $278 million in July 2025 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2026 policy year on terms substantially similar to the fiscal 2025 policy.

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

U. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

Effective June 30, 2025, the Company adopted accounting standard update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update resulted in enhanced disclosures about the Company's reportable segments. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows. Refer to Note 15 for further details.

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

NOTE 2.  REVENUE

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated as follows: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global Solutions (“Global”), with separate disaggregation for PEO zero-margin benefits pass-through revenues and client fund interest revenues. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

The following tables provide details of the Company's revenues and includes a reconciliation to the Company’s reportable segments:

	Years Ended
	June 30,
Types of Revenues	2025	2024	2023
HCM	$8,674.5	$8,155.7	$7,716.1
HRO, excluding PEO zero-margin benefits pass-throughs	3,782.3	3,544.2	3,386.0
PEO zero-margin benefits pass-throughs	4,289.0	3,975.9	3,800.9
Global	2,626.0	2,502.1	2,295.8
Interest on funds held for clients	1,189.1	1,024.7	813.4
Total Revenues	$20,560.9	$19,202.6	$18,012.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$8,684.5	$—	$(10.0)	$8,674.5
HRO, excluding PEO zero-margin benefits pass-throughs	1,394.3	2,390.6	(2.6)	3,782.3
PEO zero-margin benefits pass-throughs	—	4,289.0	—	4,289.0
Global	2,626.0	—	—	2,626.0
Interest on funds held for clients	1,178.3	10.8	—	1,189.1
Total Segment Revenues	$13,883.1	$6,690.4	$(12.6)	$20,560.9

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$8,164.2	$—	$(8.5)	$8,155.7
HRO, excluding PEO zero-margin benefits pass-throughs	1,299.1	2,248.4	(3.3)	3,544.2
PEO zero-margin benefits pass-throughs	—	3,975.9	—	3,975.9
Global	2,502.1	—	—	2,502.1
Interest on funds held for clients	1,015.4	9.3	—	1,024.7
Total Segment Revenues	$12,980.8	$6,233.6	$(11.8)	$19,202.6

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,724.7	$—	$(8.6)	$7,716.1
HRO, excluding PEO zero-margin benefits pass-throughs	1,216.1	2,175.9	(6.0)	3,386.0
PEO zero-margin benefits pass-throughs	—	3,800.9	—	3,800.9
Global	2,295.8	—	—	2,295.8
Interest on funds held for clients	806.0	7.4	—	813.4
Total Segment Revenues	$12,042.6	$5,984.2	$(14.6)	$18,012.2

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the fiscal year ended June 30, 2025 were as follows:

Contract Liability
Contract liability, July 1, 2024	$491.6
Recognition of revenue included in beginning of year contract liability	(134.1)
Contract liability, net of revenue recognized on contracts during the year	140.4
Currency translation adjustments	22.3
Contract liability, June 30, 2025	$520.2

Deferred costs

The balance is as follows:

June 30,	2025	2024
Deferred costs to obtain a contract	$1,438.6	$1,353.0
Deferred costs to fulfill a contract	1,715.5	1,612.0
Total deferred contract costs (1)	$3,154.1	$2,965.0

(1) The amount of total deferred costs amortized during the fiscal years ended June 30, 2025, June 30, 2024, and June 30, 2023 were $1,145.3 million, $1,067.6 million, and $992.9 million, respectively.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

NOTE 3. ACQUISITIONS

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

The acquisition was accounted for using the acquisition method of accounting. The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary purchase price allocation for WorkForce Software is as follows:

Cash	$12.5
Accounts receivable, net of allowance for doubtful accounts	20.0
Identifiable intangible assets (1)	292.0
Goodwill	880.4
Deferred income taxes, net of valuation allowance	51.2
All other assets	14.8
Total assets acquired	$1,270.9

Deferred revenue	$39.6
All other liabilities	60.5
Total liabilities assumed	$100.1
Total net assets acquired	$1,170.8

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

NOTE 4. OTHER (INCOME)/EXPENSE, NET

Other income, net consists of the following:

Years ended June 30,	2025	2024	2023
Interest income on corporate funds	$(319.5)	$(241.3)	$(149.5)
Realized losses on available-for-sale securities, net	1.7	5.9	14.7
Impairment of assets	—	—	2.1
Gain on sale of assets	(5.0)	(17.1)	—
Non-service components of pension income, net	(31.3)	(34.2)	(50.8)
Other income, net	$(354.1)	$(286.7)	$(183.5)

In fiscal 2025, the Company's corporate funds average investment balance was $9.2 billion as compared to $7.4 billion in fiscal 2024, and average interest rates related to corporate funds were 3.5% in fiscal 2025 as compared to 3.3% in fiscal 2024.

In fiscal 2025, the Company recognized a gain of $5.0 million, in relation to sales of buildings.

See Note 11 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2025 and 2024 were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$5,054.6	$—	$—	$5,054.6
Available-for-sale securities:
Corporate bonds	17,515.2	108.7	(420.2)	17,203.7
U.S. Treasury securities	8,416.8	85.6	(43.7)	8,458.7
Canadian government obligations and Canadian government agency obligations	1,972.0	16.4	(32.4)	1,956.0
Asset-backed securities	1,837.8	22.6	(15.5)	1,844.9
U.S. government agency securities	1,328.5	2.3	(80.0)	1,250.8
Canadian provincial bonds	1,155.8	13.8	(27.7)	1,141.9
Other securities	1,977.3	7.2	(62.8)	1,921.7

Total available-for-sale securities	34,203.4	256.6	(682.3)	33,777.7

Total corporate investments and funds held for clients	$39,258.0	$256.6	$(682.3)	$38,832.3

(A) Included within available-for-sale securities are corporate investments with fair values of $4,498.8 million and funds held for clients with fair values of $29,278.9 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at June 30, 2025.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2025, are as follows:

	June 30, 2025
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(5.4)	$690.4	$(414.8)	$10,218.8	$(420.2)	$10,909.2
U.S. Treasury securities	(0.8)	732.2	(42.9)	1,801.7	(43.7)	2,533.9
Canadian government obligations and Canadian government agency obligations	(1.4)	219.2	(31.0)	870.2	(32.4)	1,089.4
Asset-backed securities	(0.2)	101.4	(15.3)	481.4	(15.5)	582.8
U.S. government agency securities	(0.1)	8.0	(79.9)	1,093.8	(80.0)	1,101.8
Canadian provincial bonds	(0.8)	44.3	(26.9)	588.8	(27.7)	633.1
Other securities	(1.5)	168.4	(61.3)	1,130.2	(62.8)	1,298.6
	$(10.2)	$1,963.9	$(672.1)	$16,184.9	$(682.3)	$18,148.8

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2024 are as follows:

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

At June 30, 2025, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2025 through June 2035.

At June 30, 2025, asset-backed securities include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, and device payment plan agreement receivables with fair values of $824.8 million, $549.3 million, and $254.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2025.

At June 30, 2025, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $922.1 million and $267.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's, with maturities ranging from September 2025 through May 2035.

At June 30, 2025, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above, with fair values of $536.0 million, AA-rated United Kingdom Gilt securities of $550.8 million, commercial mortgage-backed securities of $438.6 million, and AAA-rated supranational bonds of $230.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2025	2024
Corporate investments:
Cash and cash equivalents	$3,347.8	$2,913.4
Short-term marketable securities	4,498.8	384.0
Total corporate investments	$7,846.6	$3,297.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2025	2024
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$1,706.8	$7,172.6
Restricted short-term marketable securities held to satisfy client funds obligations	3,155.7	5,538.1
Restricted long-term marketable securities held to satisfy client funds obligations	26,123.2	25,285.4
Total funds held for clients	$30,985.7	$37,996.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $31,343.3 million and $39,503.9 million as of June 30, 2025 and 2024, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2025, $27,355.2 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at June 30, 2025.

Expected maturities of available-for-sale securities at June 30, 2025 are as follows:

One year or less	$7,654.5
One year to two years	5,888.4
Two years to three years	4,322.9
Three years to four years	5,106.0
After four years	10,805.9
Total available-for-sale securities	$33,777.7

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2025 and 2024 are as follows:

June 30,	2025	2024
Property, plant and equipment:
Land and buildings	$637.2	$648.1
Data processing equipment	1,264.5	1,185.2
Furniture, leaseholds and other	675.7	670.0
	2,577.4	2,503.3
Less: accumulated depreciation	(1,922.0)	(1,817.7)
Property, plant and equipment, net	$655.4	$685.6

Depreciation of property, plant and equipment was $201.8 million, $190.3 million, and $176.5 million for fiscal 2025, 2024 and 2023, respectively.

As of June 30, 2025, the Company did not have any assets classified as held for sale. As of June 30, 2024, the Company had certain assets classified as held for sale with a fair value of approximately $5.0 million, which is not material for reclassification separately on the Consolidated Balance Sheet.

NOTE 7.  LEASES

The Company records leases on the Consolidated Balance Sheets as operating lease ROU assets, records the current portion of operating lease liabilities within accrued expenses and other current liabilities and, separately, records long-term operating lease liabilities. The difference between total ROU assets and total lease liabilities are primarily attributable to prepayments of our obligations and the recognition of various lease incentives.

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately eleven years.

The components of operating lease expense were as follows:

	Year ended
	June 30,
	2025	2024	2023
Operating lease cost	$111.8	$125.0	$135.2
Short-term lease cost	1.2	1.4	2.0
Variable lease cost	20.3	18.3	16.1
Total operating lease cost	$133.3	$144.7	$153.3

The following table provides supplemental cash flow information related to the Company's leases:

	Year ended
	June 30,
	2025	2024	2023
Cash paid for operating lease liabilities	$127.5	$125.5	$129.2
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$100.7	$97.4	$90.5

Other information related to our operating lease liabilities is as follows:

	June 30,	June 30,
	2025	2024
Weighted-average remaining lease term (in years)	6	5
Weighted-average discount rate	3.6%	3.3%
Current operating lease liability	$100.8	$92.2

As of June 30, 2025, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2026	$107.8
Twelve months ending June 30, 2027	98.6
Twelve months ending June 30, 2028	76.9
Twelve months ending June 30, 2029	53.1
Twelve months ending June 30, 2030	42.4
Thereafter	90.4
Total undiscounted lease obligations	469.2
Less: Imputed interest	(47.2)
Net lease obligations	$422.0

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2025 and 2024 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2023	$2,334.6	$4.8	$2,339.4
Additions and other adjustments	24.4	—	24.4
Currency translation adjustments	(10.2)	—	(10.2)
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6
Additions and other adjustments	887.0	—	887.0
Currency translation adjustments	32.9	—	32.9
Balance at June 30, 2025	$3,268.7	$4.8	$3,273.5

Components of intangible assets, net, are as follows:

June 30,	2025	2024
Intangible assets:
Software and software licenses	$4,103.6	$3,803.7
Customer contracts and lists	1,429.4	1,181.6
Other intangibles	249.8	242.0
	5,782.8	5,227.3
Less accumulated amortization:
Software and software licenses	(2,830.3)	(2,642.6)
Customer contracts and lists	(1,105.6)	(1,007.6)
Other intangibles	(243.9)	(241.1)
	(4,179.8)	(3,891.3)
Intangible assets, net	$1,603.0	$1,336.0

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (5 years for software and software licenses, 4 years for customer contracts and lists, and 3 years for other intangibles). Amortization of intangible assets was $380.6 million, $371.6 million, and $372.8 million for fiscal 2025, 2024, and 2023, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2026	$575.5
Twelve months ending June 30, 2027	$251.0
Twelve months ending June 30, 2028	$208.2
Twelve months ending June 30, 2029	$176.6
Twelve months ending June 30, 2030	$133.4

NOTE 9. SHORT TERM FINANCING

The Company has a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one-year term-out option. The Company also has a $3.5 billion five-year credit facility that matures in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.5 billion five-year credit facility maturing in June 2030 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2025 and 2024 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2025, the Company increased its U.S. short-term commercial paper program to provide for the issuance of up to $10.6 billion from $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of June 30, 2025 the Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. As of June 30, 2024, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2025	2024
Average daily borrowings (in billions)	$4.1	$3.5
Weighted average interest rates	4.8%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. As of June 30, 2025 and 2024, the Company had $38.4 million and $385.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2025	2024
Average outstanding balances (in billions)	$2.9	$1.8
Weighted average interest rates	4.8%	5.5%

NOTE 10. DEBT

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

During the first quarter ended September 30, 2024, the Company issued $1.0 billion of senior notes due in 2034 bearing a fixed interest rate of 4.450%. In connection with the senior notes issuance, the Company terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were executed during the first quarter ended September 30, 2024 and $600.0 million were executed on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $12.5 million was deferred in accumulated other comprehensive (loss)/income and will be amortized to earnings over the life of the respective issued Note as the interest payments are made.

During the fourth quarter ended June 30, 2025, the Company issued $1.0 billion of senior notes due in 2032 bearing a fixed interest rate of 4.750%. In connection with the senior notes issuance, the Company also terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $300.0 million were entered into during the third quarter ended March 31, 2025, $100.0 million were entered into during the fourth quarter ended June 30, 2025, and $600.0 million were entered into on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $3.0 million was deferred in accumulated other comprehensive (loss)/income and will be amortized to earnings over the life of the respective issued Note as the interest payments are made.

During the fourth quarter ended June 30, 2025, the Company redeemed $1.0 billion of senior notes which were due to mature on September 15, 2025 and were bearing a fixed interest rate of 3.375%.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2025 and 2024 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2025	June 30, 2024
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$—	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.750% notes due May 8, 2032	4.95%	1,000.0	—
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	—
Other		2.9	4.1
		4,002.9	3,004.1
Less: current portion (a)		(1.0)	(1.1)
Less: unamortized discount and debt issuance costs		(27.2)	(11.7)
Total long-term debt		$3,974.7	$2,991.3

(a) - Current portion of long-term debt as of June 30, 2025 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2025, the fair value of the Notes, based on Level 2 inputs, was $3,801.5 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies."

NOTE 11. EMPLOYEE BENEFIT PLANS

A.  Stock-based Compensation Plans.  Stock-based compensation consists of the following:

The Company's share-based compensation plan consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees. Beginning in September 2022, the Company discontinued granting stock options, time-based restricted stock and performance-based restricted stock. Any such future awards granted September 2022 and after will be grants of time-based restricted stock units and/or performance-based restricted stock units, depending on employee eligibility. Time-based restricted stock unit awards and performance-based restricted stock unit awards granted to employees with a home country of the United States are settled in stock, and awards granted to employees with a home country outside the United States are generally settled in cash. As of June 30, 2025, approximately 19.3 million registered shares were available for future grants, excluding the impact of performance-based restricted stock units outstanding as of June 30, 2025, from the 26.6 million shares previously authorized for issuance under the share-based compensation plan.

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
•Employee Stock Purchase Plan. The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value of the Company's common stock on the last day of the offering period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded. As of June 30, 2025, approximately 4.6 million shares were available for future issuances from the 70.0 million shares previously authorized for issuance under the employee stock purchase plan.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 4.4 million shares in fiscal 2025 as compared to 5.1 million shares repurchased in fiscal 2024. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $24.0 million, $24.1 million, and $23.5 million during fiscal years 2025, 2024, and 2023, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2025, 2024, and 2023, respectively:

Years ended June 30,	2025	2024	2023
Operating expenses	$36.0	$30.0	$24.6
Selling, general and administrative expenses	193.7	179.5	165.0
Research and development	36.4	34.0	30.8
Total pretax stock-based compensation expense	$266.1	$243.5	$220.4

Income tax benefit	$66.0	$60.2	$54.5

As of June 30, 2025, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $0.3 million, $206.8 million, and $0.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 0.2 years, 1.7 years, and 0.2 years, respectively.

In fiscal 2025, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2024	2,042	$159
Options granted	—	$—
Options exercised	(1,004)	$154
Options forfeited/cancelled	(3)	$207
Options outstanding at June 30, 2025	1,035	$164
Options exercisable at June 30, 2025	882	$157

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2025 was $149.3 million and $133.7 million, respectively, of which each have remaining lives of 4 years. The aggregate intrinsic value for stock options exercised in fiscal 2025, 2024, and 2023 was $134.0 million, $63.2 million, and $80.6 million, respectively.

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2024	124	1,053
Restricted shares/units granted	—	618
Restricted shares/units vested	(124)	(435)
Restricted shares/units forfeited	—	(62)
Restricted shares/units outstanding at June 30, 2025	—	1,174

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2024	88	753
Restricted shares/units granted	—	305
Restricted shares/units vested	(58)	(293)
Restricted shares/units forfeited	(3)	(14)
Restricted shares/units outstanding at June 30, 2025	27	751
The weighted average fair values of shares/units granted were as follows:

Years ended June 30,	2025	2024	2023
(in dollars)
Performance-based restricted shares/units	$283.84	$262.56	$245.96
Time-based restricted shares/units	$277.10	$255.29	$214.75

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

The Company's pension plans' funded status as of June 30, 2025 and 2024 is as follows:

June 30,	2025	2024

Change in plan assets:
Fair value of plan assets at beginning of year	$1,879.6	$1,854.4
Actual return on plan assets	147.7	106.8
Employer contributions	20.1	13.4
Currency translation adjustments	3.7	0.6
Benefits paid	(112.9)	(95.6)
Fair value of plan assets at end of year	$1,938.2	$1,879.6

Change in benefit obligation:
Benefit obligation at beginning of year	$1,706.2	$1,725.8
Service cost	6.0	5.2
Interest cost	87.4	84.6
Actuarial loss/(gain) (a)	26.0	(14.6)
Currency translation adjustments	5.9	0.8
Curtailments and special termination benefits	(0.3)	—
Benefits paid	(112.6)	(95.6)
Projected benefit obligation at end of year	$1,718.6	$1,706.2

Funded status - plan assets less benefit obligations	$219.6	$173.4
(a) The actuarial loss for fiscal 2025 was primarily due to changes in the discount rate.

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2025 and 2024 consisted of:

June 30,	2025	2024

Noncurrent assets	$334.2	$286.3
Current liabilities	(5.9)	(11.1)
Noncurrent liabilities	(108.7)	(101.8)
Net amount recognized	$219.6	$173.4

The accumulated benefit obligation for all defined benefit pension plans was $1,694.9 million and $1,688.5 million at June 30, 2025 and 2024, respectively.

The Company's pension plans with projected benefit obligations in excess of plan assets as of June 30, 2025 and 2024 had the following projected benefit obligation and fair value of plan assets:

June 30,	2025	2024

Projected benefit obligation	$151.3	$143.7
Fair value of plan assets	$36.7	$30.8

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2025 and 2024 had the following accumulated benefit obligation and fair value of plan assets:

June 30,	2025	2024

Accumulated benefit obligation	$107.9	$108.6
Fair value of plan assets	$9.2	$7.6

The components of net pension (income)/expense were as follows:

	2025	2024	2023
Service cost – benefits earned during the year	$6.0	$5.2	$4.8
Interest cost on projected benefits	87.4	84.6	78.2
Expected return on plan assets	(116.0)	(115.9)	(127.5)
Net amortization and deferral	3.2	2.9	1.9
Special termination benefits, plan curtailments, and settlement charges	(0.3)	0.3	—
Net pension (income)/expense	$(19.7)	$(22.9)	$(42.6)

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $280.2 million and $2.2 million, respectively, at June 30, 2025. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income (loss).

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2025	2024

Discount rate	5.35%	5.40%
Interest crediting rate	3.85%	3.70%
Increase in compensation levels	N/A	N/A

Assumptions used to determine the net pension (income)/expense generally were:

Years ended June 30,	2025	2024	2023

Discount rate	5.40%	5.10%	4.60%
Interest crediting rate	3.70%	3.50%	3.25%
Expected long-term rate of return on assets	6.00%	6.00%	6.75%
Increase in compensation levels	N/A	N/A	N/A

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The interest crediting rate is based on the current and expected future ten-year U.S. Treasury rates or a minimum of 3.25%.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2025 and 2024 by asset category were as follows:

	2025	2024

Cash and cash equivalents	5%	—%
Fixed income securities	69%	63%
U.S. equity securities	10%	12%
International equity securities	5%	10%
Global equity securities	11%	15%
	100%	100%

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

As of June 30, 2025 and 2024, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 1 and Level 3 investments at June 30, 2025.

The following table presents the investments of the pension plans measured at fair value at June 30, 2025:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$501.6	$—	$501.6
Government securities	—	532.4	—	532.4
Corporate and municipal bonds	—	783.6	—	783.6
Mortgage-backed security bonds	—	15.7	—	15.7
Total pension asset investments	$—	$1,833.3	$—	$1,833.3

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $104.9 million as of June 30, 2025, which have been classified as Level 1 in the fair value hierarchy.

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

Contributions

During fiscal 2025, the Company contributed $20.1 million to the pension plans. The Company expects to contribute $9.7 million to the pension plans during fiscal 2026.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2026 to the year ended June 30, 2030 are $142.4 million, $154.7 million, $157.4 million, $130.0 million, and $130.3 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2031 to the year ended June 30, 2035 are $681.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2025 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $191.2 million, $184.1 million, and $163.6 million for the calendar years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 12. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2025	2024	2023

Earnings before income taxes:
United States	$4,825.6	$4,408.0	$4,091.4
Foreign	484.5	464.3	346.2
	$5,310.1	$4,872.3	$4,437.6

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2025	2024	2023

Current:
Federal	$880.5	$847.4	$840.0
Foreign	136.0	132.8	104.6
State	176.9	177.5	161.1
Total current	1,193.4	1,157.7	1,105.7

Deferred:
Federal	0.7	(18.7)	(77.4)
Foreign	19.4	(6.6)	4.3
State	16.9	(12.1)	(7.0)
Total deferred	37.0	(37.4)	(80.1)
Total provision for income taxes	$1,230.4	$1,120.3	$1,025.6

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2025	%	2024	%	2023	%

Provision for taxes at U.S. statutory rate	$1,115.1	21.0	$1,023.2	21.0	$931.9	21.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	128.0	2.4	120.6	2.5	111.2	2.5
Foreign rate differential	39.0	0.7	41.0	0.9	33.1	0.7
Excess tax benefit - Stock-based compensation	(24.3)	(0.4)	(17.1)	(0.4)	(19.0)	(0.4)
Other	(27.4)	(0.5)	(47.4)	(1.0)	(31.6)	(0.7)
	$1,230.4	23.2	$1,120.3	23.0	$1,025.6	23.1

The effective tax rate in fiscal 2025 and 2024 was 23.2% and 23.0%, respectively. The increase in the effective tax rate is primarily due to higher reserves for uncertain tax positions in fiscal 2025 and a valuation allowance release in fiscal 2024 offset by an increase in the excess tax benefit on stock-based compensation in fiscal 2025.

The effective tax rate for fiscal 2024 and 2023 was 23.0% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to a valuation allowance release and an intercompany transfer of certain assets offset by a lower benefit for adjustments to prior year tax liabilities in fiscal 2024.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2025	2024

Deferred tax assets:
Accrued expenses not currently deductible	$256.7	$237.4
Stock-based compensation expense	56.0	51.3
Foreign tax credits	8.8	12.0
Fixed and intangible assets	216.8	194.9
Net operating losses	59.3	41.7
Disallowed business interest expense carryforward	30.9	—
Unrealized investment losses, net	98.4	351.4
Other	28.5	39.1
	755.4	927.8
Less: valuation allowances	(23.8)	(11.1)
Deferred tax assets, net	$731.6	$916.7

Deferred tax liabilities:
Deferred contract costs	$654.0	$620.7
Prepaid expenses	103.1	88.8
Prepaid retirement benefits	53.1	40.3
Tax on unrepatriated earnings	12.0	10.2
Other	16.9	20.8
Deferred tax liabilities	839.1	780.8
Net deferred tax (liabilities)/assets	$(107.5)	$135.9

There are $56.1 million and $200.2 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2025 and 2024, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $55.2 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2025, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $117.3 million as of June 30, 2025, of which $17.8 million expire through the year ending June 30, 2045 and $99.5 million have an indefinite utilization period. As of June 30, 2025, the Company has approximately $107.3 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code, of which $16.4 million expire through the year ending June 30, 2036 and $90.9 million have an indefinite utilization period.

The Company has state net operating loss carry-forwards of approximately $109.2 million as of June 30, 2025, which expire through the year ending June 30, 2045. The Company has recorded valuation allowances of $23.8 million and $11.1 million at June 30, 2025 and 2024, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $1,198.0 million, $1,185.2 million, and $1,080.7 million for fiscal 2025, 2024, and 2023, respectively.

As of June 30, 2025, 2024, and 2023 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $163.0 million, $126.9 million, and $116.9 million, respectively. The amount that, if recognized, would impact the effective tax rate is $119.0 million, $91.8 million, and $83.6 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024	2023

Unrecognized tax benefits at beginning of the year	$126.9	$116.9	$98.1
Additions for tax positions	29.5	17.2	11.3
Additions for tax positions of prior periods	26.7	17.8	16.8
Reductions for tax positions of prior periods	(1.8)	(12.8)	(5.0)
Settlement with tax authorities	(0.1)	(9.0)	(1.8)
Expiration of the statute of limitations	(17.5)	(2.9)	(1.0)
Impact of foreign exchange rate fluctuations	(0.7)	(0.3)	(1.5)
Unrecognized tax benefit at end of year	$163.0	$126.9	$116.9

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the years ended June 30, 2025, 2024, and 2023, the Company recorded interest expense of $4.3 million, $5.7 million, and $9.1 million, respectively. Penalties recorded during fiscal years 2025, 2024, and 2023 were not significant.

At June 30, 2025 and June 30, 2024, the Company had accrued interest of $36.9 million and $32.6 million, respectively, recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2025 the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2024, the Company had no accrued penalties recorded on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2023 - 2025
Arizona	2016 - 2020
Massachusetts	2016 - 2022
Michigan	2020 - 2023
New Jersey	2020 - 2022
New York City	2016 - 2021
New York State	2019 - 2021
India	2014 - 2022

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company has purchase commitments of approximately $1,498.9 million, including a reinsurance premium with Chubb for the fiscal 2026 policy year, as well as obligations related to software license agreements, and purchase and maintenance agreements on our software, equipment, and other assets, of which $331.6 million relates to the year ending

June 30, 2026, $566.6 million relates to the years ending June 30, 2027 through 2028, $211.9 million relates to the years ending June 30, 2029 through 2030, and the remaining relates to fiscal years thereafter.

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

NOTE 14. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income/(loss). Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income/(loss) was $924.9 million, $497.5 million, and ($312.1) million in fiscal 2025, 2024, and 2023, respectively. Changes in AOCI by component are as follows:

	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)

Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive income/(loss) before reclassification adjustments	13.4	(500.3)		—		60.3		(426.6)
Tax effect	—	113.3		—		(13.3)		100.0
Reclassification adjustments to net earnings	—	14.7	(A)	4.4	(C)	(0.4)	(B)	18.7
Tax effect	—	(3.3)		(1.1)		0.2		(4.2)
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive (loss)/income before reclassification adjustments	(38.0)	685.2		—		5.6		652.8
Tax effect	—	(162.2)		—		(1.1)		(163.3)
Reclassification adjustments to net earnings	—	5.9	(A)	4.4	(C)	0.1	(B)	10.4
Tax effect	—	(1.3)		(1.1)		—		(2.4)
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	89.0	1,088.4		(15.6)		8.5		1,170.3
Tax effect	—	(250.7)		3.8		(2.1)		(249.0)
Reclassification adjustments to net earnings	—	1.7	(A)	5.4	(C)	(2.4)	(B)	4.7
Tax effect	—	(0.3)		(1.3)		0.5		(1.1)
Balance at June 30, 2025	$(289.8)	$(338.9)		$(27.7)		$(227.0)		$(883.4)

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

The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. For each reportable segment, the CODM uses earnings before income taxes, including plan-to-actual and forecast-to-actual results, to assess segment performance and allocate resources (including personnel and capital resources) amongst its strategic business units. The CODM does not review assets at the reportable segment level, hence segment disclosure relating to total assets has not been provided.

The following tables present the Company's revenues, significant segment expenses, and earnings before income taxes by reportable segment:

Year ended June 30, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$12,692.2	$6,679.6	$19,371.8
Interest on funds held for clients	1,178.3	10.8	1,189.1
Intercompany revenues	12.6	—	12.6
Total segment revenues	13,883.1	6,690.4	20,573.5

Reconciliation of revenues:
Intercompany eliminations			(12.6)
Total consolidated revenues			$20,560.9

Less segment expenses: (a)
Selling and marketing	2,177.1	362.8
Zero-margin benefits pass-through costs	—	4,289.0
Worker's compensation coverage and state unemployment taxes	—	681.3
Other segment expenses (b)	6,697.5	406.8
Total segment earnings before income taxes	5,008.5	950.5	5,959.0

Reconciliation of earnings before income taxes:
Other (c)			(648.9)
Total consolidated earnings before income taxes			$5,310.1

Year ended June 30, 2024	Employer Services	PEO Services	Total
Revenues from external customers	$11,953.6	$6,224.3	$18,177.9
Interest on funds held for clients	1,015.4	9.3	1,024.7
Intercompany revenues	11.8	—	11.8
Total segment revenues	12,980.8	6,233.6	19,214.4

Reconciliation of revenues:
Intercompany eliminations			(11.8)
Total consolidated revenues			$19,202.6

Less segment expenses: (a)
Selling and marketing	2,025.0	330.5
Zero-margin benefits pass-through costs	—	3,975.9
Worker's compensation coverage and state unemployment taxes	—	613.4
Other segment expenses (b)	6,400.3	392.3
Total segment earnings before income taxes	4,555.5	921.5	5,477.0

Reconciliation of earnings before income taxes:
Other (c)			(604.7)
Total consolidated earnings before income taxes			$4,872.3

Year ended June 30, 2023	Employer Services	PEO Services	Total
Revenues from external customers	$11,222.0	$5,976.8	$17,198.8
Interest on funds held for clients	806.0	7.4	813.4
Intercompany revenues	14.6	—	14.6
Total segment revenues	12,042.6	5,984.2	18,026.8

Reconciliation of revenues:
Intercompany eliminations			(14.6)
Total consolidated revenues			$18,012.2

Less segment expenses: (a)
Selling and marketing	1,885.3	307.4
Zero-margin benefits pass-through costs	—	3,800.9
Worker's compensation coverage and state unemployment taxes	—	606.3
Other segment expenses (b)	6,183.1	292.3
Total segment earnings before income taxes	3,974.2	977.3	4,951.5

Reconciliation of earnings before income taxes:
Other (c)			(513.9)
Total consolidated earnings before income taxes			$4,437.6
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intercompany expenses are included in the amounts shown.
(b) Other segment expenses for both reportable segments include operating, research and development, depreciation and amortization, and other general and administrative expenses.
(c) Other represents certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, legal settlements, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and interest income and expense.

The following table presents the Company's depreciation and amortization included in earnings before income taxes for each reportable segment:

Years ended June 30,	2025	2024	2023
Employer Services	$512.4	$486.6	$467.6
PEO Services	6.7	6.8	7.5
Other	63.3	68.5	74.2
Total depreciation and amortization	$582.4	$561.9	$549.3

The following table presents the Company's revenues and assets by geographic area:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2025
Revenues	$18,179.2	$1,533.5	$489.3	$358.9	$20,560.9
Assets	$46,763.0	$3,025.5	$2,750.7	$830.1	$53,369.3

Year ended June 30, 2024
Revenues	$16,934.2	$1,451.4	$473.7	$343.3	$19,202.6
Assets	$47,989.9	$2,800.8	$2,796.6	$775.4	$54,362.7

Year ended June 30, 2023
Revenues	$15,950.9	$1,309.2	$427.5	$324.6	$18,012.2
Assets	$44,565.9	$2,602.2	$3,022.0	$780.9	$50,971.0

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2025 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Maria Black
Maria Black
Chief Executive Officer

/s/ Peter Hadley
Peter Hadley
Chief Financial Officer

Roseland, New Jersey
August 6, 2025

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 6, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 6, 2025

Item 9B. Other Information
In connection with his previously announced departure from Automatic Data Processing, Inc. (the “Company”) on September 30, 2025, Don McGuire entered into a separation agreement and release (the “agreement”), dated August 1, 2025. His departure constitutes a “Qualifying Termination” as defined under the Company’s Corporate Officer Severance Plan (the “Plan”) and the agreement sets forth the terms of his separation and release in accordance with the Plan. A copy of the agreement is filed as Exhibit 10.31 hereto and incorporated herein by reference.

For the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Maria Black	51	President and Chief Executive Officer	1996
Paul Boland	61	Chief Human Resources Officer	2017
Michael A. Bonarti	59	Chief Administrative Officer	1997
Chris D'Ambrosio	44	Chief Strategy Officer	2014
Joe DeSilva	50	Executive Vice President, North America and Chief of Operations	2003
David Foskett	49	President, Global Sales	2004
Peter Hadley	52	Chief Financial Officer	2002
Sreeni Kutam	55	President, Global Product and Innovation	2014
David Kwon	55	Chief Legal Officer/General Counsel	2011
Jonathan Lehberger	52	Corporate Controller and Principal Accounting Officer	2004
Virginia Magliulo	56	Executive Vice President, Employer Services International	2015
Brian Michaud	57	Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing	1991
Maria Black joined ADP in 1996. Prior to her appointment as President and Chief Executive Officer in January 2023, she served as President, ADP from January 2022 to December 2022, and as President, Worldwide Sales and Marketing from March 2020 to December 2021.
Paul Boland joined ADP in 2017. Prior to his appointment as Chief Human Resources Officer in June 2023, he served as Interim Chief Human Resources Officer from November 2022 to June 2023, as Senior Vice President, Human Resources, Employer Services International from September 2021 to November 2022, and as Division Vice President, HR, for Europe, Middle East and Africa (EMEA), GlobalView, Asia Pacific and Latin America from July 2018 to September 2021.

Michael A. Bonarti joined ADP in 1997. Prior to his appointment as Chief Administrative Officer in July 2021, he served as Corporate Vice President, General Counsel and Secretary from July 2010 to June 2021.

Chris D’Ambrosio joined ADP in 2014. Prior to his appointment as Chief Strategy Officer in June 2021, he served as Senior Vice President, General Manager, Insurance Services, Small Business Services from January 2019 to June 2021.
Joe DeSilva joined ADP in 2003. Prior to his appointment as Executive Vice President, North America and Chief of Operations in January 2025, he served as President, Global Sales from January 2022 to December 2024, and as President, Small Business Services, Retirement Services and Insurance Services from February 2020 to December 2021.
David Foskett joined ADP in 2004. Prior to his appointment as President, Global Sales in January 2025, he served as Senior Vice President, Global Enterprise Sales and Employer Services International Sales from April 2023 to December 2024, as Senior Vice President, Global Enterprise Sales from July 2021 to March 2023, and as Senior Vice President, Sales, Employer Services International from June 2015 to June 2021.

Peter Hadley joined ADP in 2002. Prior to his appointment as Chief Financial Officer in July 2025, he served as Corporate Treasurer from October 2022 to June 2025, and as President, Asia Pacific from November 2017 to September 2022.

Sreeni Kutam joined ADP in 2014. Prior to his appointment as President, Global Product and Innovation in January 2023, he served as Chief Human Resources Officer from June 2018 to December 2022.

David Kwon joined ADP in 2011. Prior to his appointment as Corporate Vice President, Chief Legal Officer/General Counsel in July 2021, he served as Staff Vice President and Associate General Counsel – Global Compliance from March 2019 to June 2021.

Jonathan Lehberger joined ADP in 2004. Prior to his appointment as Corporate Controller in July 2024, he served as Senior Vice President, Financial Strategy and Planning from April 2022 to June 2024, as Chief Financial Officer, Small Business Services from May 2021 to March 2022, and as Chief Financial Officer, Major Account Services and ADP Canada from January 2017 to April 2021.

Virginia Magliulo joined ADP in 2015. Prior to her appointment as Executive Vice President, Employer Services International in October 2021, she served as President, ADP GlobalView from November 2019 to October 2021.

Brian Michaud joined ADP in 1991. Prior to his appointment as Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing in November 2024, he served as President, Smart Compliance Solutions & Human Resources Outsourcing from February 2024 to September 2024, as President, Smart Compliance Solutions from April 2021 to January 2024 and as President, Human Resources Outsourcing and Comprehensive Services from February 2020 to March 2021.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Code of Ethics
ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “About”, “Investors”, “Governance” in the “Governance Documents” section. Any amendment to or waivers from the code of ethics will be disclosed on our website within four business days following the date of the amendment or waiver.
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

Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
    See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report,” “Compensation of Executive Officers,” “Potential Payments to Named Executive Officers Upon Termination or Change in Control,” “CEO Pay Ratio,” “Pay versus Performance,” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV
1.Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Statements of Consolidated Earnings - years ended June 30, 2025, 2024 and 2023
Statements of Consolidated Comprehensive Income - years ended June 30, 2025, 2024 and 2023
Consolidated Balance Sheets - June 30, 2025 and 2024
Statements of Consolidated Stockholders' Equity - years ended June 30, 2025, 2024 and 2023
Statements of Consolidated Cash Flows - years ended June 30, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	94
All other Schedules have been omitted because they are inapplicable, are not required or the information is included elsewhere in the financial statements or notes thereto.
(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1
Amended and Restated Certificate of Incorporation dated November 10, 1998 - incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	Amended and Restated By-laws of the Company, dated April 28, 2025 - incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025
4.1	Description of Common Stock
4.2
Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015

4.3
Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020

4.4	Form of 1.250% Senior Note due 2030 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.5
Form of Second Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021

4.6	Form of 1.700% Senior Note due 2028 - incorporated by reference to Exhibit A to 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021

4.7
Form of Third Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank Trust Company, National Association, as trustee – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 4, 2024 and filed on September 9, 2024

4.8	Form of 4.450% Senior Note due 2034 – incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 4, 2024 and filed on September 9, 2024
4.9
Form of Fourth Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank Trust Company, National Association, as trustee – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 5, 2025 and filed on May 8, 2025

4.10	Form of 4.750% Senior Note due 2032 – incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 5, 2025 and filed on May 8, 2025
10.1
364-Day Credit Agreement, dated as of June 27, 2025, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed on June 27, 2025

10.2
Five-Year Credit Agreement, dated as of June 27, 2025, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 27, 2025

10.3
Five-Year Credit Agreement, dated as of June 28, 2024, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 28, 2024

10.4
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.5
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.7
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan, effective as of November 9, 2022 - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.8
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.9
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan (Amended and Restated as of February 3, 2020) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (as amended and restated as of April 11, 2018, the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)

10.13
Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.14
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.15
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.16
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.17
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.18
Automatic Data Processing, Inc. 2018 Omnibus Award Plan, as amended and restated as of December 1, 2023 (the "2018 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.19
French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)

10.20
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)

10.21
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)

10.22
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)

10.23
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)

10.24
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.25
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.26
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (three-year vesting schedule) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.27
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (non-three-year vesting schedule) - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.28
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.29
ADP Canada Co. Supplementary Excess Retirement Plan, Amended and Restated as of August 1, 2018 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022

10.30
Separation Agreement and Release, dated January 27, 2025, by and between John C. Ayala and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024

10.31	Separation Agreement and Release, dated August 1, 2025, by and between Don McGuire and Automatic Data Processing, Inc.

19.1	ADP Insider Trading Policy, effective April 13, 2023 - incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Peter Hadley pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Peter Hadley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Automatic Data Processing, Inc. Clawback Policy - incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of year
Year ended June 30, 2025:
Allowance for doubtful accounts:
Current	$52,223	$24,277	$316	$(29,716)	(B)	$47,100
Long-term	$113	$—	$—	$—	(B)	$113
Deferred tax valuation allowance	$11,119	$809	$12,817	$(981)		$23,764
Year ended June 30, 2024:
Allowance for doubtful accounts:
Current	$53,080	$34,642	$39	$(35,538)	(B)	$52,223
Long-term	$113	$—	$—	$—	(B)	$113
Deferred tax valuation allowance	$18,600	$228	$1,216	$(8,925)		$11,119
Year ended June 30, 2023:
Allowance for doubtful accounts:
Current	$56,768	$23,412	$(34)	$(27,066)	(B)	$53,080
Long-term	$83	$—	$30	$—	(B)	$113
Deferred tax valuation allowance	$18,867	$28	$366	$(661)		$18,600

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 6, 2025	By	/s/ Maria Black
Maria Black
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Black	President and Chief Executive	August 6, 2025
(Maria Black)	Officer, Director
(Principal Executive Officer)

/s/ Peter Hadley	Chief Financial Officer	August 6, 2025
(Peter Hadley)	(Principal Financial Officer)

/s/ Jonathan Lehberger	Corporate Controller	August 6, 2025
(Jonathan Lehberger)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 6, 2025
(Peter Bisson)

/s/ David V. Goeckeler	Director	August 6, 2025
(David V. Goeckeler)

/s/ Linnie M. Haynesworth	Director	August 6, 2025
(Linnie M. Haynesworth)

/s/ John P. Jones	Director	August 6, 2025
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 6, 2025
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 6, 2025
(Nazzic S. Keene)

/s/ Thomas J. Lynch	Director	August 6, 2025
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 6, 2025
(Scott F. Powers)

/s/ William J. Ready	Director	August 6, 2025
(William J. Ready)

/s/ Carlos A. Rodriguez	Director	August 6, 2025
(Carlos A. Rodriguez)

/s/ Sandra S. Wijnberg	Director	August 6, 2025
(Sandra S. Wijnberg)