Form 10-Q
period 2025-09-30
AUTOMATIC DATA PROCESSING INC
filed 2025-10-31
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
The number of shares outstanding of the registrant’s common stock as of October 28, 2025 was 404,448,744.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,203.5	$3,007.2
Interest on funds held for clients	286.8	253.3
PEO revenues (A)	1,684.9	1,572.2
TOTAL REVENUES	5,175.2	4,832.7

EXPENSES:
Costs of revenues:
Operating expenses	2,461.6	2,285.8
Research and development	251.2	232.6
Depreciation and amortization	123.3	115.3
TOTAL COSTS OF REVENUES	2,836.1	2,633.7

Selling, general, and administrative expenses	1,006.3	926.7
Interest expense	135.4	137.8
TOTAL EXPENSES	3,977.8	3,698.2

Other income, net	(110.1)	(101.7)

EARNINGS BEFORE INCOME TAXES	1,307.5	1,236.2

Provision for income taxes	294.5	279.9

NET EARNINGS	$1,013.0	$956.3

BASIC EARNINGS PER SHARE	$2.50	$2.34

DILUTED EARNINGS PER SHARE	$2.49	$2.34

Basic weighted average shares outstanding	405.1	407.9
Diluted weighted average shares outstanding	406.5	409.5

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $18,534.4 million and $17,193.6 million for the three months ended September 30, 2025 and 2024, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Net earnings	$1,013.0	$956.3

Other comprehensive income:
Currency translation adjustments	(15.5)	49.2

Unrealized net gains on available-for-sale securities	215.7	864.4
Tax effect	(48.3)	(197.9)
Reclassification of realized net (gains)/losses on available-for-sale securities to net earnings	(1.5)	0.2
Tax effect	0.3	—

Unrealized losses on cash flow hedging activities	—	(12.5)
Tax effect	—	3.1
Amortization of unrealized losses on cash flow hedging activities	1.5	1.1
Tax effect	(0.4)	(0.3)

Reclassification of pension liability adjustment to net earnings	1.2	1.1
Tax effect	(0.3)	(0.3)

Other comprehensive income, net of tax	152.7	708.1
Comprehensive income	$1,165.7	$1,664.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$2,478.0	$3,347.8
Short-term marketable securities (A)	5,466.1	4,498.8
Accounts receivable, net of allowance for doubtful accounts of $46.0 and $47.1, respectively	3,463.6	3,579.1
Other current assets	1,094.9	840.8
Total current assets before funds held for clients	12,502.6	12,266.5
Funds held for clients	31,699.9	30,985.7
Total current assets	44,202.5	43,252.2
Property, plant and equipment, net	646.7	655.4
Operating lease right-of-use asset	392.7	374.1
Deferred contract costs	3,120.8	3,154.1
Other assets	1,084.9	1,057.0
Goodwill	3,275.2	3,273.5
Intangible assets, net	1,598.0	1,603.0
Total assets	$54,320.8	$53,369.3
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$129.0	$169.1
Accrued expenses and other current liabilities	2,906.6	3,092.4
Accrued payroll and payroll-related expenses	601.9	973.1
Dividends payable	618.9	620.6
Short-term deferred revenues	258.1	262.8
Obligations under reverse repurchase agreements (A)	247.4	38.4
Obligations under commercial paper borrowings	5,208.0	4,769.5
Income taxes payable	116.5	9.1
Total current liabilities before client funds obligations	10,086.4	9,935.0
Client funds obligations	31,845.6	31,343.3
Total current liabilities	41,932.0	41,278.3
Long-term debt	3,975.6	3,974.7
Operating lease liabilities	341.7	321.2
Other liabilities	1,041.4	1,058.3
Deferred income taxes	272.4	163.6
Long-term deferred revenues	383.9	385.2
Total liabilities	47,947.0	47,181.3

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2025 and June 30, 2025; outstanding, 404.9 and 405.3 shares at September 30, 2025 and June 30, 2025, respectively	63.9	63.9
Capital in excess of par value	2,868.0	2,788.3
Retained earnings	25,622.4	25,240.6
Treasury stock - at cost: 233.8 and 233.4 shares at September 30, 2025 and June 30, 2025, respectively	(21,449.8)	(21,021.4)
Accumulated other comprehensive loss	(730.7)	(883.4)
Total stockholders’ equity	6,373.8	6,188.0
Total liabilities and stockholders’ equity	$54,320.8	$53,369.3

(A) As of September 30, 2025, $247.4 million of short-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2025, $38.4 million of short-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net earnings	$1,013.0	$956.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	146.7	138.6
Amortization of deferred contract costs	298.6	281.4
Deferred income taxes	64.8	42.7
Stock-based compensation expense	58.7	60.6
Bad debt expense	10.3	11.2
Net pension income	(3.8)	(4.9)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(22.5)	(15.5)
Other	2.5	0.9
Changes in operating assets and liabilities:
Decrease in accounts receivable	102.0	115.4
Increase in deferred contract costs	(271.4)	(269.8)
Increase in other assets	(342.4)	(217.1)
(Decrease)/increase in accounts payable	(38.0)	48.0
Decrease in accrued expenses and other liabilities	(376.2)	(323.4)
Net cash flows provided by operating activities	642.3	824.4

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,604.6)	(2,771.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,896.0	1,266.8
Capital expenditures	(46.7)	(58.8)
Additions to intangibles	(94.1)	(80.9)
Acquisitions of businesses, net of cash acquired	0.5	—
Proceeds from the sale of property, plant, and equipment and other assets	—	3.3
Other	(13.7)	(3.1)
Net cash flows used in investing activities	(1,862.6)	(1,644.4)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	573.1	(10,870.5)
Net cash distributed from the Internal Revenue Service	(11.5)	(336.4)
Payments of debt	(0.3)	(0.3)
Proceeds from the issuance of debt	—	988.9
Settlement of cash flow hedges	—	(12.5)
Repurchases of common stock	(366.0)	(372.6)
Net (repurchases)/proceeds from stock-based compensation plans and stock purchase plan	(57.8)	12.0
Dividends paid	(626.7)	(572.6)
Net proceeds related to reverse repurchase agreements	214.8	297.1
Net proceeds from issuance of commercial paper	438.5	4,375.4
Net cash flows provided by/(used in) financing activities	164.1	(6,491.5)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6.7)	17.0

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,062.9)	(7,294.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	5,054.6	10,086.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,991.7	$2,791.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,478.0	$2,104.9
Restricted cash and restricted cash equivalents included in funds held for clients (A)	1,513.7	686.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,991.7	$2,791.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$130.3	$140.7
Cash paid for income taxes, net of income tax refunds	$73.8	$64.7
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“fiscal 2025”). Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This update modernizes the accounting guidance for internal-use software costs and requires capitalization of software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	July 1, 2028 (fiscal 2029)	The Company is assessing this guidance and has not yet determined the impact of ASU 2025-06 on its consolidated results of operations, financial condition, or cash flows.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This update improves financial reporting by requiring enhanced disclosures of the expense captions in the Income Statement within the Notes to the financial statements.	June 30, 2028 (fiscal 2028)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This update enhances the transparency and decision usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows.	June 30, 2026 (fiscal 2026)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

The following tables provide details of the Company's revenues and includes a reconciliation to the Company’s reportable segments:

	Three Months Ended
	September 30,
Types of Revenues	2025	2024
HCM	$2,155.7	$2,025.4
HRO, excluding PEO zero-margin benefits pass-throughs	911.4	865.2
PEO zero-margin benefits pass-throughs	1,131.0	1,049.2
Global	690.3	639.6
Interest on funds held for clients	286.8	253.3
Total Revenues	$5,175.2	$4,832.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,158.3	$—	$(2.6)	$2,155.7
HRO, excluding PEO zero-margin benefits pass-throughs	358.4	553.9	(0.9)	911.4
PEO zero-margin benefits pass-throughs	—	1,131.0	—	1,131.0
Global	690.3	—	—	690.3
Interest on funds held for clients	284.2	2.6	—	286.8
Total Segment Revenues	$3,491.2	$1,687.5	$(3.5)	$5,175.2

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,027.6	$—	$(2.2)	$2,025.4
HRO, excluding PEO zero-margin benefits pass-throughs	342.8	523.0	(0.6)	865.2
PEO zero-margin benefits pass-throughs	—	1,049.2	—	1,049.2
Global	639.6	—	—	639.6
Interest on funds held for clients	251.0	2.3	—	253.3
Total Segment Revenues	$3,261.0	$1,574.5	$(2.8)	$4,832.7

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the three months ended September 30, 2025 were as follows:

Contract Liability
Contract liability, July 1, 2025	$520.2
Recognition of revenue included in beginning of year contract liability	(31.0)
Contract liability, net of revenue recognized on contracts during the period	30.1
Currency translation adjustments	1.3
Contract liability, September 30, 2025	$520.6

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

The acquisition was accounted for using the acquisition method of accounting. The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The purchase price allocation for WorkForce Software is as follows:

Cash	$12.5
Accounts receivable, net of allowance for doubtful accounts	20.0
Identifiable intangible assets (1)	292.0
Goodwill	885.8
Deferred income taxes, net of valuation allowance	45.9
All other assets	14.8
Total assets acquired	$1,271.0

Deferred revenue	$39.6
All other liabilities	60.6
Total liabilities assumed	$100.2
Total net assets acquired	$1,170.8

(1) Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes an estimated valuation by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to the future cash flows. The estimated fair value of intangible assets and related useful lives as included in the estimated purchase price allocation include:

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

Note 5.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2025
Net earnings	$1,013.0			$1,013.0
Weighted average shares (in millions)	405.1	0.4	1.0	406.5
EPS	$2.50			$2.49
Three Months Ended September 30, 2024
Net earnings	$956.3			$956.3
Weighted average shares (in millions)	407.9	0.7	0.9	409.5
EPS	$2.34			$2.34

Shares that could potentially dilute basic EPS in the future include outstanding share-based compensation awards, discussed in Note 12. For the three months ended September 30, 2025, there were 0.3 million shares excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended September 30, 2024, there were no shares excluded from the calculation of diluted EPS.

Note 6. Other (Income)/Expense, Net

	Three Months Ended
	September 30,
	2025	2024
Interest income on corporate funds	$(101.5)	$(91.7)
Realized (gains)/losses on available-for-sale securities, net	(1.5)	0.2
Gain on sale of assets	—	(2.4)
Non-service components of pension income, net (see Note 12)	(7.1)	(7.8)
Other income, net	$(110.1)	$(101.7)

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$3,991.7	$—	$—	$3,991.7
Available-for-sale securities:
Corporate bonds	17,012.4	148.2	(333.7)	16,826.9
U.S. Treasury securities	10,874.5	103.6	(32.3)	10,945.8
Asset-backed securities	2,060.9	28.5	(11.1)	2,078.3
Canadian government obligations and Canadian government agency obligations	1,747.7	19.2	(25.0)	1,741.9
Canadian provincial bonds	1,123.1	18.0	(22.6)	1,118.5
U.S. government agency securities	1,007.4	4.4	(69.0)	942.8
Other securities	2,037.8	11.4	(51.1)	1,998.1

Total available-for-sale securities	35,863.8	333.3	(544.8)	35,652.3

Total corporate investments and funds held for clients	$39,855.5	$333.3	$(544.8)	$39,644.0
(A) Included within available-for-sale securities are corporate investments with fair values of $5,466.1 million and funds held for clients with fair values of $30,186.2 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

	June 30, 2025
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
(B) Included within available-for-sale securities are corporate investments with fair values of $4,498.8 million and funds held for clients with fair values of $29,278.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2025. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2025.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2025, are as follows:

	September 30, 2025
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(1.4)	$292.7	$(332.3)	$9,439.8	$(333.7)	$9,732.5
U.S. Treasury securities	(4.3)	955.1	(28.0)	1,809.1	(32.3)	2,764.2
Asset-backed securities	(0.2)	74.7	(10.9)	469.7	(11.1)	544.4
Canadian government obligations and Canadian government agency obligations	(0.3)	175.1	(24.7)	686.4	(25.0)	861.5
Canadian provincial bonds	(0.3)	55.8	(22.3)	547.5	(22.6)	603.3
U.S. government agency securities	(0.1)	10.4	(68.9)	773.1	(69.0)	783.5
Other securities	(0.6)	237.2	(50.5)	1,061.0	(51.1)	1,298.2
	$(7.2)	$1,801.0	$(537.6)	$14,786.6	$(544.8)	$16,587.6

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

At September 30, 2025, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from October 2025 through September 2035.

At September 30, 2025, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and device payment plan agreement receivables with fair values of $936.6 million, $584.7 million, and $313.6 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2025.

At September 30, 2025, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $743.2 million and $126.8 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aa1 by Moody's, and AA+ by Standard & Poor's, with maturities ranging from November 2025 through May 2035.

At September 30, 2025, other securities primarily include AA-rated United Kingdom Gilt securities of $642.5 million, municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $538.6 million, commercial mortgage-backed securities of $418.6 million, and AAA-rated supranational bonds of $232.6 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2025	2025
Corporate investments:
Cash and cash equivalents	$2,478.0	$3,347.8
Short-term marketable securities	5,466.1	4,498.8
Total corporate investments	$7,944.1	$7,846.6

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2025	2025
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$1,513.7	$1,706.8
Restricted short-term marketable securities held to satisfy client funds obligations	2,281.6	3,155.7
Restricted long-term marketable securities held to satisfy client funds obligations	27,904.6	26,123.2
Total funds held for clients	$31,699.9	$30,985.7

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $31,845.6 million and $31,343.3 million at September 30, 2025 and June 30, 2025, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2025 and June 30, 2025, $28,332.9 million and $27,355.2 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at September 30, 2025.

Expected maturities of available-for-sale securities at September 30, 2025 are as follows:

One year or less	$7,747.6
One year to two years	4,548.1
Two years to three years	5,598.5
Three years to four years	5,572.6
After four years	12,185.5
Total available-for-sale securities	$35,652.3

Note 8.  Leases

The Company records leases on the Consolidated Balance Sheets as operating lease right-of-use ("ROU") assets, records the current portion of operating lease liabilities within accrued expenses and other current liabilities and, separately, records long-term operating lease liabilities. The difference between total ROU assets and total lease liabilities is primarily attributable to prepayments of our obligations and the recognition of various lease incentives.

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately eleven years.

The components of operating lease expense were as follows:

	Three Months Ended
	September 30,
	2025	2024
Operating lease cost	$30.6	$27.5
Short-term lease cost	0.3	0.3
Variable lease cost	5.7	6.6
Total operating lease cost	$36.6	$34.4

The following table provides supplemental cash flow information related to the Company's leases:

	Three Months Ended
	September 30,
	2025	2024
Cash paid for operating lease liabilities	$32.2	$28.8
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$45.4	$13.7

Other information related to our operating lease liabilities is as follows:

	September 30,	June 30,
	2025	2025
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	3.7%	3.6%
Current operating lease liability	$100.4	$100.8

As of September 30, 2025, maturities of operating lease liabilities are as follows:

Nine months ending June 30, 2026	$82.9
Twelve months ending June 30, 2027	105.1
Twelve months ending June 30, 2028	82.8
Twelve months ending June 30, 2029	59.2
Twelve months ending June 30, 2030	48.8
Thereafter	118.2
Total undiscounted lease obligations	497.0
Less: Imputed interest	(54.9)
Net lease obligations	$442.1

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2025 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2025	$3,268.7	$4.8	$3,273.5
Additions and other adjustments	4.8	—	4.8
Currency translation adjustments	(3.1)	—	(3.1)
Balance at September 30, 2025	$3,270.4	$4.8	$3,275.2

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2025	2025
Intangible assets:
Software and software licenses	$4,161.4	$4,103.6
Customer contracts and lists	1,438.5	1,429.4
Other intangibles	250.0	249.8
	5,849.9	5,782.8
Less accumulated amortization:
Software and software licenses	(2,883.1)	(2,830.3)
Customer contracts and lists	(1,124.3)	(1,105.6)
Other intangibles	(244.5)	(243.9)
	(4,251.9)	(4,179.8)
Intangible assets, net	$1,598.0	$1,603.0

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 4 years for customer contracts and lists, and 3 years for other intangibles). Amortization of intangible assets was $95.4 million and $89.0 million for the three months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2026	$327.2
Twelve months ending June 30, 2027	$306.0
Twelve months ending June 30, 2028	$243.7
Twelve months ending June 30, 2029	$209.6
Twelve months ending June 30, 2030	$170.8
Twelve months ending June 30, 2031	$128.7

Note 10. Short-term Financing

The Company has a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one year term-out option. The Company also has a $3.5 billion, five year credit facility that matures in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.5 billion five year credit facility maturing in June 2030 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2025 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.6 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of September 30, 2025 and June 30, 2025 the Company had $5.2 billion and $4.8 billion of commercial paper outstanding, which were repaid in early October 2025 and early July 2025, respectively. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2025	2024
Average daily borrowings (in billions)	$4.5	$4.8
Weighted average interest rates	4.4%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. As of September 30, 2025 and June 30, 2025, the Company had $247.4 million and $38.4 million of outstanding obligations related to reverse repurchase agreements, respectively. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2025	2024
Average outstanding balances (in billions)	$4.5	$3.8
Weighted average interest rates	4.4%	5.3%

Note 11. Debt

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10 years at the time of issuance totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2025 and June 30, 2025, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2025	June 30, 2025
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.750% notes due May 8, 2032	4.95%	1,000.0	1,000.0
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	1,000.0
Other		2.6	2.9
		4,002.6	4,002.9
Less: current portion (a)		(1.0)	(1.0)
Less: unamortized discount and debt issuance costs		(26.0)	(27.2)
Total long-term debt		$3,975.6	$3,974.7
(a) - Current portion of long-term debt as of September 30, 2025 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of September 30, 2025, the fair value of the Notes, based on Level 2 inputs, was $3,841.6 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2025.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.2 million and 1.4 million shares in the three months ended September 30, 2025 and 2024, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended
	September 30,
	2025	2024
Operating expenses	$8.6	$9.1
Selling, general and administrative expenses	41.4	42.3
Research and development	8.7	9.2
Total stock-based compensation expense	$58.7	$60.6

During the three months ended September 30, 2025, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2025	1,035	$164
Options exercised	(110)	$183
Options forfeited/cancelled	—	$—
Options outstanding at September 30, 2025	925	$162

Time-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2025	1,174
Restricted units granted	597
Restricted units vested	(556)
Restricted units forfeited	(22)
Restricted units outstanding at September 30, 2025	1,193

Performance-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2025	778
Restricted units granted	387
Restricted units vested	(371)
Restricted units forfeited	(15)
Restricted units outstanding at September 30, 2025	779

B.  Pension Plans

The components of net pension (income)/expense were as follows:

	Three Months Ended
	September 30,
	2025	2024
Service cost – benefits earned during the period	$2.0	$1.5
Interest cost on projected benefits	21.7	21.9
Expected return on plan assets	(28.3)	(29.0)
Net amortization and deferral	0.8	0.7
Net pension (income)/expense	$(3.8)	$(4.9)

Note 13. Income Taxes

The effective tax rate for the three months ended September 30, 2025 and 2024 was 22.5% and 22.6%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions primarily offset by the cost of an intercompany transfer of certain assets and a lower excess tax benefit on stock-based compensation in the three months ended September 30, 2025.

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

Note 15. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	September 30, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2025	$63.9	$2,788.3	$25,240.6	$(21,021.4)	$(883.4)	$6,188.0
Net earnings	—	—	1,013.0	—	—	1,013.0
Other comprehensive income	—	—	—	—	152.7	152.7
Stock-based compensation expense	—	57.2	—	—	—	57.2
Issuances relating to stock compensation plans	—	22.5	—	35.3	—	57.8
Treasury stock acquired (1.2 million shares repurchased)	—	—	—	(463.7)	—	(463.7)
Dividends declared ($1.54 per share)	—	—	(631.2)	—	—	(631.2)
Balance at September 30, 2025	$63.9	$2,868.0	$25,622.4	$(21,449.8)	$(730.7)	$6,373.8

	Three Months Ended
	September 30, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2024	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)	$4,547.6
Net earnings	—	—	956.3	—	—	956.3
Other comprehensive income	—	—	—	—	708.1	708.1
Stock-based compensation expense	—	54.8	—	—	—	54.8
Issuances relating to stock compensation plans	—	66.9	—	49.7	—	116.6
Treasury stock acquired (1.4 million shares repurchased)	—	—	—	(457.5)	—	(457.5)
Dividends declared ($1.40 per share)	—	—	(577.3)	—	—	(577.3)
Balance at September 30, 2024	$63.9	$2,528.6	$24,001.2	$(20,144.9)	$(1,100.2)	$5,348.6

Note 16. Reclassifications out of Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2025
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2025	$(289.8)	$(338.9)		$(27.7)		$(227.0)		$(883.4)
Other comprehensive (loss)/income before reclassification adjustments	(15.5)	215.7		—		—		200.2
Tax effect	—	(48.3)		—		—		(48.3)
Reclassification adjustments to net earnings	—	(1.5)	(A)	1.5	(C)	1.2	(B)	1.2
Tax effect	—	0.3		(0.4)		(0.3)		(0.4)
Balance at September 30, 2025	$(305.3)	$(172.7)		$(26.6)		$(226.1)		$(730.7)

	Three Months Ended
	September 30, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	49.2	864.4		(12.5)		—		901.1
Tax effect	—	(197.9)		3.1		—		(194.8)
Reclassification adjustments to net earnings	—	0.2	(A)	1.1	(C)	1.1	(B)	2.4
Tax effect	—	—		(0.3)		(0.3)		(0.6)
Balance at September 30, 2024	$(329.6)	$(511.3)		$(28.6)		$(230.7)		$(1,100.2)

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

The following tables present the Company's revenues, significant segment expenses, and earnings before income taxes by reportable segment:

Three Months Ended September 30, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$3,203.5	$1,684.9	$4,888.4
Interest on funds held for clients	284.2	2.6	286.8
Intercompany revenues	3.5	—	3.5
Total segment revenues	3,491.2	1,687.5	5,178.7

Reconciliation of revenues:
Intercompany eliminations			(3.5)
Total consolidated revenues			$5,175.2

Less segment expenses: (a)
Selling and marketing	552.4	91.2
Zero-margin benefits pass-through costs	—	1,131.0
Worker's compensation coverage and state unemployment taxes	—	134.9
Other segment expenses (b)	1,710.0	111.6
Total segment earnings before income taxes	1,228.8	218.8	1,447.6

Reconciliation of earnings before income taxes:
Other (c)			(140.1)
Total consolidated earnings before income taxes			$1,307.5

Three Months Ended September 30, 2024	Employer Services	PEO Services	Total
Revenues from external customers	$3,007.2	$1,572.2	$4,579.4
Interest on funds held for clients	251.0	2.3	253.3
Intercompany revenues	2.8	—	2.8
Total segment revenues	3,261.0	1,574.5	4,835.5

Reconciliation of revenues:
Intercompany eliminations			(2.8)
Total consolidated revenues			$4,832.7

Less segment expenses: (a)
Selling and marketing	505.3	81.1
Zero-margin benefits pass-through costs	—	1,049.2
Worker's compensation coverage and state unemployment taxes	—	124.3
Other segment expenses (b)	1,591.4	94.3
Total segment earnings before income taxes	1,164.3	225.6	1,389.9

Reconciliation of earnings before income taxes:
Other (c)			(153.7)
Total consolidated earnings before income taxes			$1,236.2

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

The following table presents the Company's depreciation and amortization included in earnings before income taxes for each reportable segment:

	Three Months Ended
	September 30,
	2025	2024
Employer Services	$131.1	$120.5
PEO Services	0.7	1.7
Other	14.9	16.4
Total depreciation and amortization	$146.7	$138.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “outlook,” “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“fiscal 2025”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

During the first quarter, we made meaningful progress on our Strategic Priorities. We continued to scale ADP Embedded Payroll to reach additional small business clients, accelerated the deployment of Workforce Now Next-Gen to a growing percentage of new mid-market clients, and experienced ongoing strong enterprise sales momentum for ADP Lyric HCM. We continued to empower our associates to leverage their HR domain expertise by providing them with AI tools that further enhanced the client and associate experience. Finally, we continued to build on our global scale by enhancing the services offered within our existing footprint of more than 140 countries and territories.

Highlights from the three months ended September 30, 2025 include:

•Revenue growth of 7% to $5,175.2 million; 6% growth on an organic constant currency
•Diluted and adjusted diluted earnings per share ("EPS") growth of 6% and 7%, respectively, to $2.49
•Cash returned via shareholder friendly actions of $1.0B, including $0.6B of dividends and $0.4B of share repurchases

For the three months ended September 30, 2025, we delivered strong revenue growth of 7%, 6% growth on an organic constant currency basis. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, remained stable for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. PEO average worksite employees increased 2% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long-term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development of our products and services and by driving meaningful transformation in the way we operate. Our financial condition remains solid at September 30, 2025 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

	Three Months Ended
	September 30,
	2025	2024

Total Revenues	$5,175.2	$4,832.7
YoY Growth	7%	7%
YoY Growth, Organic Constant Currency	6%	7%

Total revenues increased for the three months ended September 30, 2025 due to new business started from new business bookings, strong client retention, an increase in interest on funds held for clients, the impact from the WorkForce Software acquisition, and an increase in zero-margin benefits pass-throughs.

Total revenues for the three months ended September 30, 2025 include interest on funds held for clients of $286.8 million, as compared to $253.3 million for the three months ended September 30, 2024. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 6.5% to $34.9 billion for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, coupled with an increase in our average interest rate earned to 3.3% for the three months ended September 30, 2025, as compared to 3.1% for the three months ended September 30, 2024.

Total Expenses

	Three Months Ended
	September 30,
	2025	2024	% Change

Costs of revenues:
Operating expenses	$2,461.6	$2,285.8	8%
Research and development	251.2	232.6	8%
Depreciation and amortization	123.3	115.3	7%
Total costs of revenues	2,836.1	2,633.7	8%
Selling, general and administrative expenses	1,006.3	926.7	9%
Interest expense	135.4	137.8	(2)%
Total expenses	$3,977.8	$3,698.2	8%

Operating expenses increased for the three months ended September 30, 2025 due to an increase of $81.8 million of PEO Services zero-margin benefits pass-through costs to $1,131.0 million from $1,049.2 million for the three months ended September 30, 2024. Additionally, operating expenses increased by $67.1 million due to higher service and implementation costs in support of our growing revenue and by $10.6 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses increased for the three months ended September 30, 2025 due to increased costs to develop, support, and maintain our new and existing products, including the integration costs associated with the WorkForce Software acquisition.

Depreciation and amortization expenses increased for the three months ended September 30, 2025 due to the amortization of intangible assets acquired in the WorkForce Software acquisition, amortization of investments in internally developed software primarily for our next-gen products, partially offset by lower amortization of customer contracts and lists.

Selling, general and administrative expenses increased for the three months ended September 30, 2025 primarily due to increases in selling and marketing expenses of $57.2 million as a result of investments in our sales organization.

Interest expense decreased for the three months ended September 30, 2025 primarily due to a decrease of $15.5 million related to commercial paper and reverse repurchase borrowings as a result of a decrease in average interest rates on commercial paper issuances and reverse repurchases of 90 basis points, coupled with a decrease in average daily commercial paper borrowings of $0.3 billion, offset by an increase in average reverse repurchase outstanding balances of $0.7 billion, as compared to the three months ended September 30, 2024. This decrease was partially offset by net increases in interest expense of $12.7 million related to the senior notes issued and redeemed during the year ended June 30, 2025.

Other (Income)/Expense, net

	Three Months Ended
	September 30,
	2025	2024	$ Change
Interest income on corporate funds	$(101.5)	$(91.7)	$9.8
Realized (gains)/losses on available-for-sale securities, net	(1.5)	0.2	1.7
Gain on sale of assets	—	(2.4)	(2.4)
Non-service components of pension income, net	(7.1)	(7.8)	(0.7)
Other income, net	$(110.1)	$(101.7)	$8.4

Interest income on corporate funds increased for the three months ended September 30, 2025 due to higher average investment balances of $11.4 billion as compared to $10.7 billion for the three months ended September 30, 2024, coupled with an increase in average interest rates of 20 basis points, as compared to the three months ended September 30, 2024.

See Note 12 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

	Three Months Ended
	September 30,
	2025	2024	YoY Growth
EBIT	$1,307.5	$1,236.2	6%
EBIT Margin	25.3%	25.6%	(30) bps
Adjusted EBIT	$1,318.3	$1,232.5	7%
Adjusted EBIT Margin	25.5%	25.5%	0 bps

Earnings before income taxes increased for the three months ended September 30, 2025, due to the increase in total revenues, partially offset by the increase in total expenses discussed above.

EBIT Margin decreased for the three months ended September 30, 2025, due to increased selling and marketing expenses and costs of servicing and implementing our clients on growing revenue, partially offset by contributions from client fund interest revenues discussed above and interest expense.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including certain legal settlements, in the applicable periods.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2025 and 2024 was 22.5% and 22.6%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions primarily offset by the cost of an intercompany transfer of certain assets and a lower excess tax benefit on stock-based compensation in the three months ended September 30, 2025.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2025 and 2024 was 22.5% and 22.6%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

	Three Months Ended
	September 30,
	2025	2024	YoY Growth

Net earnings	$1,013.0	$956.3	6%
Diluted EPS	$2.49	$2.34	6%
Adjusted net earnings	$1,013.0	$956.1	6%
Adjusted diluted EPS	$2.49	$2.33	7%

In addition to the increase in net earnings, diluted EPS increased for the three months ended September 30, 2025 as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.2 million shares during the three months ended September 30, 2025, and 1.4 million shares during the three months ended September 30, 2024, partially offset by the issuances of shares under our employee benefit plans.

Adjusted net earnings and adjusted diluted EPS reflect the changes in the components described above for the three months ended September 30, 2025.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change
	September 30,
	2025	2024	As Reported	Organic constant currency
Employer Services	$3,491.2	$3,261.0	7%	5%
PEO Services	1,687.5	1,574.5	7%	7%
Other	(3.5)	(2.8)	n/m	n/m
	$5,175.2	$4,832.7	7%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change
	September 30,
	2025	2024	As Reported
Employer Services	$1,228.8	$1,164.3	6%
PEO Services	218.8	225.6	(3)%
Other	(140.1)	(153.7)	n/m
	$1,307.5	$1,236.2	6%

	Margin
	Three Months Ended
	September 30,
	2025	2024	YoY Growth
Employer Services	35.2%	35.7%	(50) bps
PEO Services	13.0%	14.3%	(140) bps

n/m - not meaningful
Note: Numbers may not foot due to rounding.

Employer Services

Revenues

Employer Services' revenues increased for the three months ended September 30, 2025 due to new business started from new business bookings, strong client retention, an increase in pricing, the impact from the WorkForce Software acquisition, and an increase in interest earned on funds held for clients.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three months ended September 30, 2025, due to increased revenues, including contributions from client funds interest, discussed above, partially offset by increased costs of servicing and implementing our clients on growing revenue, selling and marketing expenses, and costs to develop, support, and maintain our new and existing products.

Margin

Employer Services' margin decreased for the three months ended September 30, 2025, due to increased selling and marketing expenses, costs of servicing and implementing our clients on growing revenue, and costs to develop, support, and maintain our new and existing products, partially offset by contributions from client fund interest revenues discussed above.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change
	September 30,
	2025	2024	$	%
PEO Services' revenues	$1,687.5	$1,574.5	$113.0	7%
Less: PEO zero-margin benefits pass-throughs	1,131.0	1,049.2	81.8	8%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$556.5	$525.3	$31.2	6%

PEO Services' revenues increased for the three months ended September 30, 2025 due to the increase in zero-margin benefits pass-throughs, and an increase in average worksite employees of 2%, as compared to the three months ended September 30, 2024.

Earnings before Income Taxes

PEO Services' earnings before income taxes decreased for the three months ended September 30, 2025 due to increased operating costs related to state unemployment insurance and selling and marketing expenses, partially offset by increased revenues discussed above.

Margin

PEO Services' margin decreased for the three months ended September 30, 2025, due to increased operating costs related to state unemployment insurance, selling and marketing expenses and zero-margin benefits pass-through costs, partially offset by increased revenues discussed above.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $4.7 million for the three months ended September 30, 2025, as compared to approximately $4.8 million for the three months ended September 30, 2024, which were primarily the results of more favorable actuarial loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $278 million in July 2025, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2026 policy year on terms substantially similar to the fiscal 2025 reinsurance policy.

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

	Three Months Ended		% Change
	September 30,
	2025	2024	As Reported

Net earnings	$1,013.0	$956.3	6%
Adjustments:
Provision for income taxes	294.5	279.9
All other interest expense (a)	33.6	20.5
All other interest income (a)	(22.8)	(23.9)
Legal settlements (b)	—	(0.3)
Adjusted EBIT	$1,318.3	$1,232.5	7%
Adjusted EBIT Margin	25.5%	25.5%

Provision for income taxes	$294.5	$279.9	5%
Adjustments:
Legal settlements (c)	—	(0.1)
Adjusted provision for income taxes	$294.5	$279.8	5%
Adjusted effective tax rate (d)	22.5%	22.6%

Net earnings	$1,013.0	$956.3	6%
Adjustments:
Legal settlements (b)	—	(0.3)
Income tax provision for legal settlements (c)	—	0.1
Adjusted net earnings	$1,013.0	$956.1	6%

Diluted EPS	$2.49	$2.34	6%
Adjustments:
Legal settlements (b) (c)	—	—
Adjusted diluted EPS	$2.49	$2.33	7%
Note: Numbers may not foot due to rounding.

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

(b) In the three months ended September 30, 2024, this represents a reserve reversal of a legal reserve recorded during the year ended June 30, 2023.

(c) The income tax provision was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

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

Three Months Ended
September 30,
2025
Consolidated revenue growth as reported	7%
Adjustments:
Impact of acquisitions	(1)%
Impact of foreign currency	(1)%
Consolidated revenue growth, organic constant currency	6%

Employer Services revenue growth as reported	7%
Adjustments:
Impact of acquisitions	(1)%
Impact of foreign currency	(1)%
Employer Services revenue growth, organic constant currency	5%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, cash and cash equivalents were $2.5 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.6 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities, such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at September 30, 2025 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2025 and 2024, respectively, are summarized as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$642.3	$824.4	$(182.1)
Investing activities	(1,862.6)	(1,644.4)	(218.2)
Financing activities	164.1	(6,491.5)	6,655.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6.7)	17.0	(23.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,062.9)	$(7,294.5)	$6,231.6

Net cash flows provided by operating activities decreased primarily due to a net unfavorable change in the components of operating assets and liabilities partially offset by growth in our business, as compared to the three months ended September 30, 2024.

Net cash flows used in investing activities changed due to timing of net proceeds and purchases of corporate and client funds marketable securities of $203.7 million.

Net cash flows provided by financing activities changed due to a net increase in the cash flow from client funds obligations of $11,443.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, partially offset by a decrease in the net proceeds from the issuance of commercial paper and debt.

We purchased approximately 1.2 million shares of our common stock at an average price per share of $302.10 during the three months ended September 30, 2025, as compared to purchases of 1.4 million shares at an average price per share of $259.47 during the three months ended September 30, 2024. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Funds Obligations

We have $4.0 billion of senior unsecured notes with maturity dates in 2028, 2030, 2032, and 2034. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 11 of our Consolidated Financial Statements for a description of our senior unsecured notes.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.6 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of September 30, 2025 and June 30, 2025 the Company had $5.2 billion and $4.8 billion of commercial paper outstanding, which were repaid in early October 2025 and July 2025, respectively. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2025	2024
Average daily borrowings (in billions)	$4.5	$4.8
Weighted average interest rates	4.4%	5.3%
Weighted average maturity (approximately in days)	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of September 30, 2025, we had $7.5 billion available to us on a committed basis under the U.S. reverse repurchase agreements. As of September 30, 2025 and June 30, 2025, the Company had $247.4 million and $38.4 million of outstanding obligations related to reverse repurchase agreements, respectively. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2025	2024
Average outstanding balances (in billions)	$4.5	$3.8
Weighted average interest rates	4.4%	5.3%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one-year term-out option. In addition, we have a five-year $3.5 billion credit facility and a five-year $2.5 billion credit facility maturing in June 2029 and June 2030, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2025 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.6 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and device payment plan agreement receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through September 30, 2025. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 7 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the three months ended September 30, 2025 were $44.9 million, as compared to $55.6 million for the three months ended September 30, 2024. We expect capital expenditures in fiscal 2026 to be between $225.0 million and $250.0 million, as compared to $176.8 million in fiscal 2025.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.6 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.5 billion of which is available on a committed basis in the U.S. as of September 30, 2025) and available borrowings under our $10.6 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2025	2024
Average investment balances at cost:
Corporate investments	$11,393.8	$10,669.8
Funds held for clients	34,928.7	32,787.0
Total	$46,322.5	$43,456.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.6%	3.4%
Funds held for clients	3.3%	3.1%
Total	3.4%	3.2%

Realized (gains)/losses on available-for-sale securities, net	$(1.5)	$0.2

	September 30, 2025	June 30, 2025
Net unrealized pre-tax losses on available-for-sale securities	$(211.5)	$(425.7)

Total available-for-sale securities at fair value	$35,652.3	$33,777.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 3.2% for the three months ended September 30, 2024 to 3.4% for the three months ended September 30, 2025. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $22 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2026. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $7 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2026.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for fiscal 2026.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1) (2)
Period
July 1 to 31, 2025	394,305	$306.91	394,305	$1,680,881,475

August 1 to 31, 2025	415,027	$304.89	415,027	$1,554,342,458

September 1 to 30, 2025	409,018	$294.64	409,018	$1,433,828,224
Total	1,218,350		1,218,350

(1)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock.

(2)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2025, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name & Title	Date of Adoption	Duration of Trading Arrangement	The maximum number of securities to be sold pursuant to the trading arrangement (1)
Maria Black, President and Chief Executive Officer	September 4, 2025	January 2, 2026 – December 31, 2026	57,214
Michael Bonarti, Chief Administrative Officer	September 4, 2025	February 3, 2026 – December 31, 2026	20,805
Christopher D’Ambrosio, Chief Strategy Officer	September 8, 2025	January 2, 2026 – December 31, 2026	6,202
Joseph DeSilva, Executive Vice President, North America and Chief of Operations	September 4, 2025	January 2, 2026 – December 31, 2026	14,225
David Foskett, President, Global Sales	September 8, 2025	February 5, 2026 – December 31, 2026	3,054
Peter Hadley, Chief Financial Officer	September 4, 2025	January 2, 2026 – December 31, 2026	1,487
Sreeni Kutam, President, Global Product and Innovation	September 4, 2025	January 2, 2026 – December 31, 2026	13,364
David Kwon, Chief Legal Officer/General Counsel	September 4, 2025	January 2, 2026 – December 31, 2026	5,116
Jonathan Lehberger, Corporate Controller	September 4, 2025	January 2, 2026 – December 31, 2026	2,545
Virginia Magliulo, Executive Vice President, Employer Services International	September 8, 2025	January 12, 2026 – December 31, 2026	5,235
Brian Michaud, Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing	September 9, 2025	January 2, 2026 – December 31, 2026	10,785
Carlos Rodriguez, Director	September 4, 2025 September 4, 2025	January 6, 2026 – June 30, 2026 September 2, 2026 – December 31, 2026	13,813(2) 24,651

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

(2) Indirect shares held by trust.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	October 31, 2025	/s/ Peter Hadley Peter Hadley

Chief Financial Officer (Title)