Form 10-Q
period 2025-12-31
AUTOMATIC DATA PROCESSING INC
filed 2026-01-29
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025

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
The number of shares outstanding of the registrant’s common stock as of January 26, 2026 was 402,644,364.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,298.3	$3,114.8	$6,501.7	$6,122.0
Interest on funds held for clients	308.6	272.8	595.5	526.1
PEO revenues (A)	1,752.4	1,660.8	3,437.3	3,233.0
TOTAL REVENUES	5,359.3	5,048.4	10,534.5	9,881.1

EXPENSES:
Costs of revenues:
Operating expenses	2,509.0	2,376.1	4,970.6	4,661.9
Research and development	257.8	239.5	509.0	472.1
Depreciation and amortization	122.9	126.9	246.2	242.2
TOTAL COSTS OF REVENUES	2,889.7	2,742.5	5,725.8	5,376.2

Selling, general, and administrative expenses	1,068.1	1,006.1	2,074.4	1,932.8
Interest expense	124.1	129.6	259.5	267.4
TOTAL EXPENSES	4,081.9	3,878.2	8,059.7	7,576.4

Other (income)/loss, net	(105.8)	(91.1)	(215.9)	(192.8)

EARNINGS BEFORE INCOME TAXES	1,383.2	1,261.3	2,690.7	2,497.5

Provision for income taxes	321.2	298.1	615.6	578.0

NET EARNINGS	$1,062.0	$963.2	$2,075.1	$1,919.5

BASIC EARNINGS PER SHARE	$2.63	$2.36	$5.13	$4.71

DILUTED EARNINGS PER SHARE	$2.62	$2.35	$5.12	$4.69

Basic weighted average shares outstanding	403.8	407.6	404.4	407.7
Diluted weighted average shares outstanding	404.7	409.0	405.5	409.3

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $20,546.9 million and $19,420.8 million for the three months ended December 31, 2025 and 2024, respectively, and $39,081.3 million and $36,614.4 million for the six months ended December 31, 2025 and 2024, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net earnings	$1,062.0	$963.2	$2,075.1	$1,919.5

Other comprehensive income/(loss):
Currency translation adjustments	3.9	(101.0)	(11.6)	(51.8)

Unrealized net gains/(losses) on available-for-sale securities	107.5	(423.8)	323.2	440.5
Tax effect	(22.7)	94.2	(71.0)	(103.6)
Reclassification of realized net (gains)/losses on available-for-sale securities to net earnings	0.3	0.6	(1.2)	0.8
Tax effect	—	(0.1)	0.3	(0.1)

Unrealized gains/(losses) on cash flow hedging activities	—	—	—	(12.5)
Tax effect	—	—	—	3.1
Amortization of unrealized (gains)/losses on cash flow hedging activities	1.6	1.4	3.0	2.5
Tax effect	(0.4)	(0.3)	(0.7)	(0.6)

Reclassification of pension liability adjustment to net earnings	1.1	0.7	2.3	1.8
Tax effect	(0.3)	(0.2)	(0.6)	(0.5)

Other comprehensive income/(loss), net of tax	91.0	(428.5)	243.7	279.6
Comprehensive income/(loss)	$1,153.0	$534.7	$2,318.8	$2,199.1

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$2,424.7	$3,347.8
Short-term marketable securities (A)	45.7	4,498.8
Accounts receivable, net of allowance for doubtful accounts of $47.5 and $47.1, respectively	3,408.5	3,579.1
Other current assets	1,083.1	840.8
Total current assets before funds held for clients	6,962.0	12,266.5
Funds held for clients	67,510.1	30,985.7
Total current assets	74,472.1	43,252.2
Property, plant and equipment, net	622.7	655.4
Operating lease right-of-use asset	405.7	374.1
Deferred contract costs	3,109.1	3,154.1
Other assets	1,113.1	1,057.0
Goodwill	3,294.2	3,273.5
Intangible assets, net	1,622.5	1,603.0
Total assets	$84,639.4	$53,369.3
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$143.1	$169.1
Accrued expenses and other current liabilities	2,478.1	3,092.4
Accrued payroll and payroll-related expenses	721.3	973.1
Dividends payable	680.5	620.6
Short-term deferred revenues	261.7	262.8
Obligations under reverse repurchase agreements (A)	45.8	38.4
Obligations under commercial paper borrowings	—	4,769.5
Income taxes payable	197.3	9.1
Total current liabilities before client funds obligations	4,527.8	9,935.0
Client funds obligations	67,613.7	31,343.3
Total current liabilities	72,141.5	41,278.3
Long-term debt	3,976.4	3,974.7
Operating lease liabilities	347.6	321.2
Other liabilities	1,051.2	1,058.3
Deferred income taxes	349.5	163.6
Long-term deferred revenues	380.2	385.2
Total liabilities	78,246.4	47,181.3

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2025 and June 30, 2025; outstanding, 403.0 and 405.3 shares at December 31, 2025 and June 30, 2025, respectively	63.9	63.9
Capital in excess of par value	2,936.8	2,788.3
Retained earnings	25,992.6	25,240.6
Treasury stock - at cost: 235.7 and 233.4 shares at December 31, 2025 and June 30, 2025, respectively	(21,960.6)	(21,021.4)
Accumulated other comprehensive income/(loss)	(639.7)	(883.4)
Total stockholders’ equity	6,393.0	6,188.0
Total liabilities and stockholders’ equity	$84,639.4	$53,369.3

(A) As of December 31, 2025, $45.7 million of short-term marketable securities and $0.1 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2025, $38.4 million of short-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net earnings	$2,075.1	$1,919.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	292.3	289.7
Amortization of deferred contract costs	598.1	565.9
Deferred income taxes	119.1	32.5
Stock-based compensation expense	131.9	139.7
Bad debt expense	22.5	23.1
Net pension (income)/loss	(7.7)	(9.8)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(45.4)	(31.5)
Other	4.2	4.7
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	145.9	(94.7)
Increase in deferred contract costs	(556.4)	(565.3)
Increase in other assets	(350.1)	(271.0)
(Decrease)/increase in accounts payable	(25.0)	82.4
Decrease in accrued expenses and other liabilities	(629.3)	(110.5)
Net cash flows provided by operating activities	1,775.2	1,974.7

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,652.0)	(3,990.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,436.1	2,524.1
Capital expenditures	(73.2)	(98.2)
Additions to intangibles	(209.1)	(175.7)
Acquisitions of businesses, net of cash acquired	(22.9)	(1,160.6)
Proceeds from the sale of property, plant, and equipment and other assets	—	3.3
Other	(18.4)	(4.5)
Net cash flows used in investing activities	(2,539.5)	(2,902.3)

Cash Flows from Financing Activities:
Net increase in client funds obligations	36,273.1	9,090.4
Net cash distributed from the Internal Revenue Service	(1.2)	(487.6)
Payments of debt	(0.5)	(0.6)
Proceeds from the issuance of debt	—	988.9
Settlement of cash flow hedges	—	(12.5)
Repurchases of common stock	(881.8)	(644.9)
Net (repurchases)/proceeds from stock-based compensation plans and stock purchase plan	(40.0)	38.6
Dividends paid	(1,256.0)	(1,145.1)
Net (payments)/proceeds related to reverse repurchase agreements	18.5	(344.7)
Net (payments)/proceeds related to commercial paper	(4,769.5)	—
Net cash flows provided by financing activities	29,342.6	7,482.5

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	28.8	(36.7)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	28,607.1	6,518.2

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	5,054.6	10,086.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$33,661.7	$16,604.2

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,424.7	$2,216.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	31,237.0	14,387.8
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$33,661.7	$16,604.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$253.9	$249.5
Cash paid for income taxes, net of income tax refunds	$303.7	$583.5
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

The following tables provide details of the Company's revenues and includes a reconciliation to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2025	2024	2025	2024
HCM	$2,235.9	$2,131.9	$4,391.5	$4,157.3
HRO, excluding PEO zero-margin benefits pass-throughs	979.3	943.2	1,890.8	1,808.4
PEO zero-margin benefits pass-throughs	1,126.2	1,055.2	2,257.2	2,104.4
Global	709.3	645.3	1,399.5	1,284.9
Interest on funds held for clients	308.6	272.8	595.5	526.1
Total Revenues	$5,359.3	$5,048.4	$10,534.5	$9,881.1

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,238.5	$—	$(2.6)	$2,235.9
HRO, excluding PEO zero-margin benefits pass-throughs	353.8	626.2	(0.7)	979.3
PEO zero-margin benefits pass-throughs	—	1,126.2	—	1,126.2
Global	709.3	—	—	709.3
Interest on funds held for clients	305.8	2.8	—	308.6
Total Segment Revenues	$3,607.4	$1,755.2	$(3.3)	$5,359.3

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,134.4	$—	$(2.5)	$2,131.9
HRO, excluding PEO zero-margin benefits pass-throughs	338.5	605.6	(0.9)	943.2
PEO zero-margin benefits pass-throughs	—	1,055.2	—	1,055.2
Global	645.3	—	—	645.3
Interest on funds held for clients	270.3	2.5	—	272.8
Total Segment Revenues	$3,388.5	$1,663.3	$(3.4)	$5,048.4

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2025:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,396.7	$—	$(5.2)	$4,391.5
HRO, excluding PEO zero-margin benefits pass-throughs	712.3	1,180.1	(1.6)	1,890.8
PEO zero-margin benefits pass-throughs	—	2,257.2	—	2,257.2
Global	1,399.5	—	—	1,399.5
Interest on funds held for clients	590.1	5.4	—	595.5
Total Segment Revenues	$7,098.6	$3,442.7	$(6.8)	$10,534.5

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,162.0	$—	$(4.7)	$4,157.3
HRO, excluding PEO zero-margin benefits pass-throughs	681.3	1,128.6	(1.5)	1,808.4
PEO zero-margin benefits pass-throughs	—	2,104.4	—	2,104.4
Global	1,284.9	—	—	1,284.9
Interest on funds held for clients	521.3	4.8	—	526.1
Total Segment Revenues	$6,649.5	$3,237.8	$(6.2)	$9,881.1

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the six months ended December 31, 2025 were as follows:

Contract Liability
Contract liability, July 1, 2025	$520.2
Recognition of revenue included in beginning of year contract liability	(72.7)
Contract liability, net of revenue recognized on contracts during the period	66.1
Currency translation adjustments	1.0
Contract liability, December 31, 2025	$514.6

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

(1) Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes an estimated valuation by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to the future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation include:

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

Note 5.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2025
Net earnings	$1,062.0			$1,062.0
Weighted average shares (in millions)	403.8	0.4	0.5	404.7
EPS	$2.63			$2.62
Three Months Ended December 31, 2024
Net earnings	$963.2			$963.2
Weighted average shares (in millions)	407.6	0.6	0.8	409.0
EPS	$2.36			$2.35

Six Months Ended December 31, 2025
Net earnings	$2,075.1			$2,075.1
Weighted average shares (in millions)	404.4	0.4	0.7	405.5
EPS	$5.13			$5.12
Six Months Ended December 31, 2024
Net earnings	$1,919.5			$1,919.5
Weighted average shares (in millions)	407.7	0.7	0.9	409.3
EPS	$4.71			$4.69

Shares that could potentially dilute basic EPS in the future include outstanding share-based compensation awards, which are discussed in Note 12. For the three and six months ended December 31, 2025, there were 0.6 million and 0.4 million shares excluded from the calculation of diluted EPS, respectively, because their inclusion would have been anti-dilutive. For the three and six months ended December 31, 2024, there were no shares excluded from the calculation of diluted EPS.

Note 6. Other (Income)/Expense, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest income on corporate funds	$(96.8)	$(83.9)	$(198.3)	$(175.5)
Realized (gains)/losses on available-for-sale securities, net	0.3	0.6	(1.2)	0.8
Gain on sale of assets	—	—	—	(2.4)
Non-service components of pension income, net (see Note 12)	(7.1)	(7.8)	(14.2)	(15.7)
Net (gain)/loss on ADP Ventures' investments	(2.2)	—	(2.2)	—
Other (income)/loss, net	$(105.8)	$(91.1)	$(215.9)	$(192.8)

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$33,661.7	$—	$—	$33,661.7
Available-for-sale securities:
Corporate bonds	17,695.5	156.4	(276.2)	17,575.7
U.S. Treasury securities	10,893.0	114.2	(17.7)	10,989.5
Asset-backed securities	2,074.6	30.7	(8.4)	2,096.9
Canadian government obligations and Canadian government agency obligations	1,719.3	13.9	(23.9)	1,709.3
Canadian provincial bonds	1,131.7	15.3	(20.4)	1,126.6
U.S. government agency securities	905.4	4.6	(63.6)	846.4
Other securities	2,003.0	14.3	(42.9)	1,974.4

Total available-for-sale securities	36,422.5	349.4	(453.1)	36,318.8

Total corporate investments and funds held for clients	$70,084.2	$349.4	$(453.1)	$69,980.5
(A) Included within available-for-sale securities are corporate investments with fair values of $45.7 million and funds held for clients with fair values of $36,273.1 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2025. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2025.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2025, are as follows:

	December 31, 2025
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(2.5)	$861.0	$(273.7)	$8,816.4	$(276.2)	$9,677.4
U.S. Treasury securities	(2.0)	711.9	(15.7)	1,264.6	(17.7)	1,976.5
Asset-backed securities	(0.2)	58.7	(8.2)	392.7	(8.4)	451.4
Canadian government obligations and Canadian government agency obligations	(1.8)	198.2	(22.1)	657.2	(23.9)	855.4
Canadian provincial bonds	(0.1)	55.5	(20.3)	535.0	(20.4)	590.5
U.S. government agency securities	(0.1)	10.4	(63.5)	666.7	(63.6)	677.1
Other securities	(0.1)	29.1	(42.8)	991.2	(42.9)	1,020.3
	$(6.8)	$1,924.8	$(446.3)	$13,323.8	$(453.1)	$15,248.6

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

At December 31, 2025, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from January 2026 through December 2035.

At December 31, 2025, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral primarily comprised of fixed-rate auto loan, credit card, and device payment plan agreement receivables with fair values of $894.9 million, $644.3 million, and $313.7 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2025.

At December 31, 2025, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $636.1 million and $137.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aa1 by Moody's, and AA+ by Standard & Poor's, with maturities ranging from July 2026 through December 2035.

At December 31, 2025, other securities primarily include AA-rated United Kingdom Gilt securities of $648.7 million, municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $549.9 million, commercial mortgage-backed securities of $387.0 million, and AAA-rated supranational bonds of $232.9 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2025	2025
Corporate investments:
Cash and cash equivalents	$2,424.7	$3,347.8
Short-term marketable securities	45.7	4,498.8
Total corporate investments	$2,470.4	$7,846.6

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2025	2025
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$31,237.0	$1,706.8
Restricted short-term marketable securities held to satisfy client funds obligations	7,584.8	3,155.7
Restricted long-term marketable securities held to satisfy client funds obligations	28,688.3	26,123.2
Total funds held for clients	$67,510.1	$30,985.7

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $67,613.7 million and $31,343.3 million at December 31, 2025 and June 30, 2025, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2025 and June 30, 2025, $61,953.0 million and $27,355.2 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at December 31, 2025.

Expected maturities of available-for-sale securities at December 31, 2025 are as follows:

One year or less	$7,630.4
One year to two years	4,675.5
Two years to three years	6,606.4
Three years to four years	5,167.3
After four years	12,239.2
Total available-for-sale securities	$36,318.8

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

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease cost	$31.4	$27.3	$61.9	$54.8
Short-term lease cost	0.3	0.2	0.7	0.5
Variable lease cost	5.8	4.6	11.5	11.2
Total operating lease cost	$37.5	$32.1	$74.1	$66.5

The following table provides supplemental cash flow information related to the Company's leases:

	Six Months Ended
	December 31,
	2025	2024
Cash paid for operating lease liabilities	$64.9	$59.3
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$89.8	$31.7

Other information related to our operating lease liabilities is as follows:

	December 31,	June 30,
	2025	2025
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	3.9%	3.6%
Current operating lease liability	$107.0	$100.8

As of December 31, 2025, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2026	$62.6
Twelve months ending June 30, 2027	113.4
Twelve months ending June 30, 2028	91.1
Twelve months ending June 30, 2029	67.2
Twelve months ending June 30, 2030	49.1
Thereafter	126.3
Total undiscounted lease obligations	509.7
Less: Imputed interest	(55.1)
Net lease obligations	$454.6

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2025 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2025	$3,268.7	$4.8	$3,273.5
Additions and other adjustments	22.2	—	22.2
Currency translation adjustments	(1.5)	—	(1.5)
Balance at December 31, 2025	$3,289.4	$4.8	$3,294.2

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2025	2025
Intangible assets:
Software and software licenses	$4,259.6	$4,103.6
Customer contracts and lists	1,451.5	1,429.4
Other intangibles	250.1	249.8
	5,961.2	5,782.8
Less accumulated amortization:
Software and software licenses	(2,948.6)	(2,830.3)
Customer contracts and lists	(1,145.1)	(1,105.6)
Other intangibles	(245.0)	(243.9)
	(4,338.7)	(4,179.8)
Intangible assets, net	$1,622.5	$1,603.0

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 3 years for other intangibles). Amortization of intangible assets was $95.8 million and $100.7 million for the three months ended December 31, 2025 and 2024, respectively, and $191.3 million and $189.7 million for the six months ended December 31, 2025 and 2024, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2026	$220.5
Twelve months ending June 30, 2027	$348.3
Twelve months ending June 30, 2028	$263.4
Twelve months ending June 30, 2029	$228.8
Twelve months ending June 30, 2030	$187.3
Twelve months ending June 30, 2031	$141.8

Note 10. Short-term Financing

The Company has a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one year term-out option. The Company also has a $3.5 billion, five year credit facility that matures in June 2029 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.5 billion five year credit facility maturing in June 2030 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2025 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.6 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of December 31, 2025 the company had no commercial paper outstanding. As of June 30, 2025 the Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Average daily borrowings (in billions)	$4.4	$4.5	$4.5	$4.7
Weighted average interest rates	4.0%	4.8%	4.2%	5.1%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. As of December 31, 2025 and June 30, 2025, the Company had $45.8 million and $38.4 million of outstanding obligations related to reverse repurchase agreements, respectively. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Average outstanding balances (in billions)	$4.3	$3.7	$4.4	$3.7
Weighted average interest rates	4.1%	4.8%	4.3%	5.0%

Note 11. Debt

The Company issued four series of fixed-rate notes with staggered maturities of 7 and 10 years at the time of issuance totaling $4.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2025 and June 30, 2025, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2025	June 30, 2025
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.750% notes due May 8, 2032	4.95%	1,000.0	1,000.0
Fixed-rate 4.450% notes due September 9, 2034	4.75%	1,000.0	1,000.0
Other		2.4	2.9
		4,002.4	4,002.9
Less: current portion (a)		(1.1)	(1.0)
Less: unamortized discount and debt issuance costs		(24.9)	(27.2)
Total long-term debt		$3,976.4	$3,974.7
(a) - Current portion of long-term debt as of December 31, 2025 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of December 31, 2025, the fair value of the Notes, based on Level 2 inputs, was $3,860.7 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2025.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.9 million and 0.9 million shares in the three months ended December 31, 2025 and 2024, respectively, and repurchased 3.2 million and 2.4 million shares in the six months ended December 31, 2025 and 2024, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating expenses	$8.5	$9.2	$17.1	$18.3
Selling, general and administrative expenses	55.3	59.6	96.7	101.9
Research and development	9.4	10.3	18.1	19.5
Total stock-based compensation expense	$73.2	$79.1	$131.9	$139.7

B.  Pension Plans

The components of net pension (income)/expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Service cost – benefits earned during the period	$2.0	$1.5	$4.0	$3.0
Interest cost on projected benefits	21.7	21.9	43.4	43.7
Expected return on plan assets	(28.3)	(29.0)	(56.6)	(58.0)
Net amortization and deferral	0.7	0.7	1.5	1.5
Net pension (income)/expense	$(3.9)	$(4.9)	$(7.7)	$(9.8)

Note 13. Income Taxes

The effective tax rate for the three months ended December 31, 2025 and 2024 was 23.2% and 23.6%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a benefit for adjustments to prior year tax liabilities partially offset by a lower excess tax benefit on stock-based compensation in the three months ended December 31, 2025.

The effective tax rate for the six months ended December 31, 2025 and 2024 was 22.9% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions partially offset by the cost of an intercompany transfer of certain assets and a lower excess tax benefit on stock-based compensation in the six months ended December 31, 2025.

Note 14. Commitments and Contingencies

As of December 31, 2025, the Company has purchase commitments of approximately $2,332.5 million, including obligations related to software license agreements, third-party software services and purchase and maintenance agreements on our software, equipment, and other assets, of which $194.8 million relates to the six months ending June 30, 2026, $1,032.7 million relates to the years ending June 30, 2027 through 2028, $987.0 million relates to the years ending June 30, 2029 through 2031, and the remaining relates to fiscal years thereafter.

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

Note 15. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2025	$63.9	$2,868.0	$25,622.4	$(21,449.8)	$(730.7)	$6,373.8
Net earnings	—	—	1,062.0	—	—	1,062.0
Other comprehensive income/(loss)	—	—	—	—	91.0	91.0
Stock-based compensation expense	—	66.3	—	—	—	66.3
Issuances relating to stock compensation plans	—	2.5	—	0.4	—	2.9
Treasury stock acquired (1.9 million shares repurchased)	—	—	—	(511.2)	—	(511.2)
Dividends declared ($1.70 per share)	—	—	(691.8)	—	—	(691.8)
Balance at December 31, 2025	$63.9	$2,936.8	$25,992.6	$(21,960.6)	$(639.7)	$6,393.0

	Three Months Ended
	December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2024	$63.9	$2,528.6	$24,001.2	$(20,144.9)	$(1,100.2)	$5,348.6
Net earnings	—	—	963.2	—	—	963.2
Other comprehensive income/(loss)	—	—	—	—	(428.5)	(428.5)
Stock-based compensation expense	—	70.2	—	—	—	70.2
Issuances relating to stock compensation plans	—	20.8	—	6.5	—	27.3
Treasury stock acquired (0.9 million shares repurchased)	—	—	—	(273.9)	—	(273.9)
Dividends declared ($1.54 per share)	—	—	(628.8)	—	—	(628.8)
Balance at December 31, 2024	$63.9	$2,619.6	$24,335.6	$(20,412.3)	$(1,528.7)	$5,078.1

	Six Months Ended
	December 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2025	$63.9	$2,788.3	$25,240.6	$(21,021.4)	$(883.4)	$6,188.0
Net earnings	—	—	2,075.1	—	—	2,075.1
Other comprehensive income/(loss)	—	—	—	—	243.7	243.7
Stock-based compensation expense	—	123.6	—	—	—	123.6
Issuances relating to stock compensation plans	—	24.9	—	35.7	—	60.6
Treasury stock acquired (3.2 million shares repurchased)	—	—	—	(974.9)	—	(974.9)
Dividends declared ($3.24 per share)	—	—	(1,323.1)	—	—	(1,323.1)
Balance at December 31, 2025	$63.9	$2,936.8	$25,992.6	$(21,960.6)	$(639.7)	$6,393.0

	Six Months Ended
	December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2024	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)	$4,547.6
Net earnings	—	—	1,919.5	—	—	1,919.5
Other comprehensive income/(loss)	—	—	—	—	279.6	279.6
Stock-based compensation expense	—	125.0	—	—	—	125.0
Issuances relating to stock compensation plans	—	87.7	—	56.2	—	143.9
Treasury stock acquired (2.4 million shares repurchased)	—	—	—	(731.4)	—	(731.4)
Dividends declared ($2.94 per share)	—	—	(1,206.1)	—	—	(1,206.1)
Balance at December 31, 2024	$63.9	$2,619.6	$24,335.6	$(20,412.3)	$(1,528.7)	$5,078.1

Note 16. Reclassifications out of Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2025
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at September 30, 2025	$(305.3)	$(172.7)		$(26.6)		$(226.1)		$(730.7)
Other comprehensive income/(loss) before reclassification adjustments	3.9	107.5		—		—		111.4
Tax effect	—	(22.7)		—		—		(22.7)
Reclassification adjustments to net earnings	—	0.3	(A)	1.6	(C)	1.1	(B)	3.0
Tax effect	—	—		(0.4)		(0.3)		(0.7)
Balance at December 31, 2025	$(301.4)	$(87.6)		$(25.4)		$(225.3)		$(639.7)

	Three Months Ended
	December 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at September 30, 2024	$(329.6)	$(511.3)		$(28.6)		$(230.7)		$(1,100.2)
Other comprehensive income/(loss) before reclassification adjustments	(101.0)	(423.8)		—		—		(524.8)
Tax effect	—	94.2		—		—		94.2
Reclassification adjustments to net earnings	—	0.6	(A)	1.4	(C)	0.7	(B)	2.7
Tax effect	—	(0.1)		(0.3)		(0.2)		(0.6)
Balance at December 31, 2024	$(430.6)	$(840.4)		$(27.5)		$(230.2)		$(1,528.7)

	Six Months Ended
	December 31, 2025
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2025	$(289.8)	$(338.9)		$(27.7)		$(227.0)		$(883.4)
Other comprehensive income/(loss) before reclassification adjustments	(11.6)	323.2		—		—		311.6
Tax effect	—	(71.0)		—		—		(71.0)
Reclassification adjustments to net earnings	—	(1.2)	(A)	3.0	(C)	2.3	(B)	4.1
Tax effect	—	0.3		(0.7)		(0.6)		(1.0)
Balance at December 31, 2025	$(301.4)	$(87.6)		$(25.4)		$(225.3)		$(639.7)

	Six Months Ended
	December 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive income/(loss) before reclassification adjustments	(51.8)	440.5		(12.5)		—		376.2
Tax effect	—	(103.6)		3.1		—		(100.5)
Reclassification adjustments to net earnings	—	0.8	(A)	2.5	(C)	1.8	(B)	5.1
Tax effect	—	(0.1)		(0.6)		(0.5)		(1.2)
Balance at December 31, 2024	$(430.6)	$(840.4)		$(27.5)		$(230.2)		$(1,528.7)

(A) Reclassification adjustments out of AOCI are included within Other (income)/loss, net, on the Statements of Consolidated Earnings.

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

The following tables present the Company's revenues, significant segment expenses, and earnings before income taxes by reportable segment:

Three Months Ended December 31, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$3,298.3	$1,752.4	$5,050.7
Interest on funds held for clients	305.8	2.8	308.6
Intercompany revenues	3.3	—	3.3
Total segment revenues	3,607.4	1,755.2	5,362.6

Reconciliation of revenues:
Intercompany eliminations			(3.3)
Total consolidated revenues			$5,359.3

Less segment expenses: (a)
Selling and marketing	578.1	104.2
Zero-margin benefits pass-through costs	—	1,126.2
Worker's compensation coverage and state unemployment taxes	—	158.5
Other segment expenses (b)	1,750.5	113.4
Total segment earnings before income taxes	1,278.8	252.9	1,531.7

Reconciliation of earnings before income taxes:
Other (c)			(148.5)
Total consolidated earnings before income taxes			$1,383.2

Three Months Ended December 31, 2024	Employer Services	PEO Services	Total
Revenues from external customers	$3,114.8	$1,660.8	$4,775.6
Interest on funds held for clients	270.3	2.5	272.8
Intercompany revenues	3.4	—	3.4
Total segment revenues	3,388.5	1,663.3	5,051.8

Reconciliation of revenues:
Intercompany eliminations			(3.4)
Total consolidated revenues			$5,048.4

Less segment expenses: (a)
Selling and marketing	531.6	91.1
Zero-margin benefits pass-through costs	—	1,055.2
Worker's compensation coverage and state unemployment taxes	—	156.1
Other segment expenses (b)	1,673.9	109.2
Total segment earnings before income taxes	1,183.0	251.7	1,434.7

Reconciliation of earnings before income taxes:
Other (c)			(173.4)
Total consolidated earnings before income taxes			$1,261.3

Six Months Ended December 31, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$6,501.7	$3,437.3	$9,939.0
Interest on funds held for clients	590.1	5.4	595.5
Intercompany revenues	6.8	—	6.8
Total segment revenues	7,098.6	3,442.7	10,541.3

Reconciliation of revenues:
Intercompany eliminations			(6.8)
Total consolidated revenues			$10,534.5

Less segment expenses: (a)
Selling and marketing	1,130.5	195.5
Zero-margin benefits pass-through costs	—	2,257.2
Worker's compensation coverage and state unemployment taxes	—	293.4
Other segment expenses (b)	3,460.5	224.9
Total segment earnings before income taxes	2,507.6	471.7	2,979.3

Reconciliation of earnings before income taxes:
Other (c)			(288.6)
Total consolidated earnings before income taxes			$2,690.7

Six Months Ended December 31, 2024	Employer Services	PEO Services	Total
Revenues from external customers	$6,122.0	$3,233.0	$9,355.0
Interest on funds held for clients	521.3	4.8	526.1
Intercompany revenues	6.2	—	6.2
Total segment revenues	6,649.5	3,237.8	9,887.3

Reconciliation of revenues:
Intercompany eliminations			(6.2)
Total consolidated revenues			$9,881.1

Less segment expenses: (a)
Selling and marketing	1,036.9	172.1
Zero-margin benefits pass-through costs	—	2,104.4
Worker's compensation coverage and state unemployment taxes	—	280.4
Other segment expenses (b)	3,265.3	203.6
Total segment earnings before income taxes	2,347.3	477.3	2,824.6

Reconciliation of earnings before income taxes:
Other (c)			(327.1)
Total consolidated earnings before income taxes			$2,497.5
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

The following table presents the Company's depreciation and amortization included in earnings before income taxes for each reportable segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Employer Services	$130.5	$133.3	$261.6	$253.9
PEO Services	0.5	1.7	1.2	3.4
Other	14.6	16.0	29.5	32.4
Total depreciation and amortization	$145.6	$151.0	$292.3	$289.7

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

During the second quarter, we made meaningful progress on our Strategic Priorities. We experienced continued new business momentum for our Next Gen solutions, including Workforce Now Next Gen and ADP Lyric HCM. We launched the ADP WorkForce Suite, our integrated workforce management solution, across our leading payroll and HCM platforms. We also introduced our first Pooled Employer Plan in our Retirement Services business, enabling employers to offer robust retirement plan benefits without adding administrative burden. Finally, we continue to enhance ADP Assist with additional persona-based agents.

Highlights from the six months ended December 31, 2025 include:

•Revenue growth of 7% to $10,534.5 million; 6% growth on an organic constant currency basis
•Earnings before income taxes margin expansion of 30 bps, and adjusted EBIT margin expansion of 40 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 9%, to $5.12 and $5.11, respectively
•Cash returned via shareholder friendly actions of $2.1B, including $1.3B of dividends and $0.9B of share repurchases

For the six months ended December 31, 2025, we delivered strong revenue growth of 7%, 6% growth on an organic constant currency basis. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of Employer Services clients ranging from small to large businesses, grew 1% for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. PEO average worksite employees increased 2% for the six months ended December 31, 2025, as compared to the six months ended December 31, 2024.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long-term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in research and development to enhance our products and services and by driving continuous improvement in the way we operate. Our financial condition remains solid at December 31, 2025 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Total Revenues	$5,359.3	$5,048.4	$10,534.5	$9,881.1
YoY Growth	6%	8%	7%	8%
YoY Growth, Organic Constant Currency	5%	8%	6%	7%

Total revenues increased for the three and six months ended December 31, 2025 due to new business started from new business bookings, strong client retention, an increase in zero-margin benefits pass-throughs, an increase in pricing, the impact of foreign currency, and an increase in interest on funds held for clients.

Total revenues for the three months ended December 31, 2025 include interest on funds held for clients of $308.6 million, as compared to $272.8 million for the three months ended December 31, 2024. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 6.5% to $37.6 billion for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, coupled with an increase in our average interest rate earned to 3.3% for the three months ended December 31, 2025, as compared to 3.1% for the three months ended December 31, 2024.

Total revenues for the six months ended December 31, 2025 include interest on funds held for clients of $595.5 million, as compared to $526.1 million for the six months ended December 31, 2024. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 6.5% to $36.2 billion for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024, coupled with an increase in our average interest rate earned to 3.3% for the six months ended December 31, 2025, as compared to 3.1% for the six months ended December 31, 2024.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change

Costs of revenues:
Operating expenses	$2,509.0	$2,376.1	6%	$4,970.6	$4,661.9	7%
Research and development	257.8	239.5	8%	509.0	472.1	8%
Depreciation and amortization	122.9	126.9	(3)%	246.2	242.2	2%
Total costs of revenues	2,889.7	2,742.5	5%	5,725.8	5,376.2	7%
Selling, general and administrative expenses	1,068.1	1,006.1	6%	2,074.4	1,932.8	7%
Interest expense	124.1	129.6	(4)%	259.5	267.4	(3)%
Total expenses	$4,081.9	$3,878.2	5%	$8,059.7	$7,576.4	6%

Operating expenses increased for the three months ended December 31, 2025 due to an increase of $71.0 million of PEO Services zero-margin benefits pass-through costs to $1,126.2 million from $1,055.2 million for the three months ended December 31, 2024. Additionally, for the three months ended December 31, 2025 operating expenses increased by $42.3 million due to higher service and implementation costs in support of our growing revenue.

Operating expenses increased for the six months ended December 31, 2025 due to an increase of $152.8 million of PEO Services zero-margin benefits pass-through costs to $2,257.2 million from $2,104.4 million for the six months ended December 31, 2024. Additionally, for the six months ended December 31, 2025 operating expenses increased by $109.4 million due to higher service and implementation costs in support of our growing revenue and by $13.0 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses increased for the three months ended December 31, 2025 due to increased costs to develop, support, and maintain our new and existing products.

Research and development expenses increased for the six months ended December 31, 2025 due to increased costs to develop, support, and maintain our new and existing products, including the integration costs associated with the WorkForce Software acquisition.

Depreciation and amortization expenses decreased for the three months ended December 31, 2025 due to lower amortization of customer contracts and lists, partially offset by amortization of investments in internally developed software primarily for our next-gen products and purchased software.

Depreciation and amortization expenses increased for the six months ended December 31, 2025 due to the amortization of intangible assets acquired in the WorkForce Software acquisition and investments in internally developed software primarily for our next-gen products and purchased software, partially offset by lower amortization of customer contracts and lists.

Selling, general and administrative expenses increased for the three and six months ended December 31, 2025 primarily due to increases in selling and marketing expenses of $59.6 million and $117.0 million, respectively, as a result of investments in our sales organization.

Interest expense decreased for the three months ended December 31, 2025 primarily due to a decrease of $8.7 million related to commercial paper and reverse repurchase borrowings as a result of a decrease in average interest rates on commercial paper issuances and reverse repurchases of 70 and 60 basis points, respectively, coupled with a decrease in average daily commercial paper borrowings of $0.1 billion, offset by an increase in average reverse repurchase outstanding balances of $0.6 billion, as compared to the three months ended December 31, 2024. This decrease was partially offset by net increases in interest expense of $3.7 million related to the senior notes issued and redeemed during the year ended June 30, 2025.

Interest expense decreased for the six months ended December 31, 2025 primarily due to a decrease of $24.2 million related to commercial paper and reverse repurchase borrowings as a result of a decrease in average interest rates on commercial paper issuances and reverse repurchases of 80 basis points, coupled with a decrease in average daily commercial paper borrowings of $0.2 billion, offset by an increase in average reverse repurchase outstanding balances of $0.7 billion, as compared to the six months ended December 31, 2024. This decrease was partially offset by net increases in interest expense of $16.3 million related to the senior notes issued and redeemed during the year ended June 30, 2025.

Other (Income)/Expense, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	$ Change	2025	2024	$ Change
Interest income on corporate funds	$(96.8)	$(83.9)	$12.9	$(198.3)	$(175.5)	$22.8
Realized (gains)/losses on available-for-sale securities, net	0.3	0.6	0.3	(1.2)	0.8	2.0
Gain on sale of assets	—	—	—	—	(2.4)	(2.4)
Non-service components of pension income, net	(7.1)	(7.8)	(0.7)	(14.2)	(15.7)	(1.5)
Net (gain)/loss on ADP Ventures' investments	(2.2)	—	2.2	(2.2)	—	2.2
Other (income)/loss, net	$(105.8)	$(91.1)	$14.7	$(215.9)	$(192.8)	$23.1

Interest income on corporate funds increased for the three and six months ended December 31, 2025 due to higher average investment balances of $11.0 billion and $11.2 billion, respectively, as compared to $10.0 billion and $10.3 billion for the three and six months ended December 31, 2024, coupled with an increase in average interest rates of 20 and 10 basis points for the three and six months ended December 31, 2025, respectively, as compared to the three and six months ended December 31, 2024.

During the three and six months ended December 31, 2025, the Company recognized a gain of $2.2 million related to investments made through our Corporate Venture Capital arm, ADP Ventures.

See Note 12 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth
EBIT	$1,383.2	$1,261.3	10%	$2,690.7	$2,497.5	8%
EBIT Margin	25.8%	25.0%	80 bps	25.5%	25.3%	30 bps
Adjusted EBIT	$1,392.8	$1,272.0	10%	$2,711.1	$2,504.5	8%
Adjusted EBIT Margin	26.0%	25.2%	80 bps	25.7%	25.3%	40 bps
Note: Numbers may not foot due to rounding.

Earnings before income taxes increased for the three and six months ended December 31, 2025 due to the increase in total revenues, partially offset by the increase in total expenses discussed above.

EBIT Margin increased for the three months ended December 31, 2025 due to contributions from client funds interest revenues discussed above, decreased interest expense, the impact of foreign currency, decreased amortization and depreciation expenses, and increased interest income on corporate funds, partially offset by increased selling and marketing expenses.

EBIT Margin increased for the six months ended December 31, 2025 due to contributions from client funds interest revenues discussed above, decreased interest expense, the impact of foreign currency, and increased interest income on corporate funds, partially offset by increased selling and marketing expenses.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including certain legal matters, broad-based optimization initiatives, and (gains)/losses on ADP Ventures' investments, in the applicable periods.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2025 and 2024 was 23.2% and 23.6%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a benefit for adjustments to prior year tax liabilities partially offset by a lower excess tax benefit on stock-based compensation in the three months ended December 31, 2025.

The effective tax rate for the six months ended December 31, 2025 and 2024 was 22.9% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions partially offset by the cost of an intercompany transfer of certain assets and a lower excess tax benefit on stock-based compensation in the six months ended December 31, 2025.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2025 and 2024 was 23.2% and 23.6%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

The adjusted effective tax rate for the six months ended December 31, 2025 and 2024 was 22.9% and 23.1%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth

Net earnings	$1,062.0	$963.2	10%	$2,075.1	$1,919.5	8%
Diluted EPS	$2.62	$2.35	11%	$5.12	$4.69	9%
Adjusted net earnings	$1,059.5	$963.2	10%	$2,072.6	$1,919.3	8%
Adjusted diluted EPS	$2.62	$2.35	11%	$5.11	$4.69	9%

In addition to the increase in net earnings, diluted EPS increased for the three months ended December 31, 2025 as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.9 million shares during the three months ended December 31, 2025, and 0.9 million shares during the three months ended December 31, 2024, partially offset by the issuances of shares under our employee benefit plans.

In addition to the increase in net earnings, diluted EPS increased for the six months ended December 31, 2025 as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 3.2 million shares during the six months ended December 31, 2025, and 2.4 million shares during the six months ended December 31, 2024, partially offset by the issuances of shares under our employee benefit plans.

Adjusted net earnings and adjusted diluted EPS reflect the changes in the components described above for the three and six months ended December 31, 2025.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended		% Change
	December 31,				December 31,
	2025	2024	As Reported	Organic constant currency	2025	2024	As Reported	Organic constant currency
Employer Services	$3,607.4	$3,388.5	6%	5%	$7,098.6	$6,649.5	7%	5%
PEO Services	1,755.2	1,663.3	6%	6%	3,442.7	3,237.8	6%	6%
Other	(3.3)	(3.4)	n/m	n/m	(6.8)	(6.2)	n/m	n/m
	$5,359.3	$5,048.4	6%	5%	$10,534.5	$9,881.1	7%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2025	2024	As Reported	2025	2024	As Reported
Employer Services	$1,278.8	$1,183.0	8%	$2,507.6	$2,347.3	7%
PEO Services	252.9	251.7	—%	471.7	477.3	(1)%
Other	(148.5)	(173.4)	n/m	(288.6)	(327.1)	n/m
	$1,383.2	$1,261.3	10%	$2,690.7	$2,497.5	8%

	Margin
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	YoY Growth	2025	2024	YoY Growth
Employer Services	35.4%	34.9%	50 bps	35.3%	35.3%	0 bps
PEO Services	14.4%	15.1%	(70) bps	13.7%	14.7%	(100) bps

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues increased for the three and six months ended December 31, 2025 due to new business started from new business bookings, strong client retention, an increase in pricing, the impact of foreign currency, an increase in interest earned on funds held for clients, and an increase in our pays per control of 1%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three and six months ended December 31, 2025 due to increased revenues, including contributions from client funds interest, discussed above, partially offset by increased costs of servicing and implementing our clients on growing revenue, selling and marketing expenses, and costs to develop, support, and maintain our new and existing products.

Margin

Employer Services' margin increased for the three months ended December 31, 2025 due to contributions from client funds interest revenues discussed above, decreased amortization and depreciation expenses, and operating efficiencies for costs of servicing and implementing our clients on growing revenue, partially offset by increased selling and marketing expenses.

Employer Services' margin remained flat for the six months ended December 31, 2025, due to contributions from client funds interest revenues discussed above, partially offset by increased selling and marketing expenses and the impact from the WorkForce Software acquisition.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2025	2024	$	%	2025	2024	$	%
PEO Services' revenues	$1,755.2	$1,663.3	$91.9	6%	$3,442.7	$3,237.8	$204.9	6%
Less: PEO zero-margin benefits pass-throughs	1,126.2	1,055.2	71.0	7%	2,257.2	2,104.4	152.8	7%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$629.0	$608.1	$20.9	3%	$1,185.5	$1,133.4	$52.1	5%

PEO Services' revenues increased for the three and six months ended December 31, 2025 due to the increase in zero-margin benefits pass-throughs, and an increase in average worksite employees of 2% for each period, as compared to the three and six months ended December 31, 2024.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased for the three months ended December 31, 2025 due to increased revenues discussed above, partially offset by increases in zero-margin benefits pass-through costs and selling and marketing expenses.

PEO Services' earnings before income taxes decreased for the six months ended December 31, 2025 due to increases in zero-margin benefits pass-through costs and selling and marketing expenses, partially offset by increased revenues discussed above.

Margin

PEO Services' margin decreased for the three months ended December 31, 2025, due to increased selling and marketing expenses and zero-margin benefits pass-through costs, partially offset by increased revenues discussed above.

PEO Services' margin decreased for the six months ended December 31, 2025, due to increased selling and marketing expenses and zero-margin benefits pass-through costs, and increased operating costs related to state unemployment insurance, partially offset by increased revenues discussed above.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers’ compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax (loss)/benefit of approximately $(2.7) million and $1.9 million for the three and six months ended December 31, 2025, respectively, as compared to approximately $(0.8) million and $4.1 million for the three and six months ended December 31, 2024, respectively, which were primarily the results of less favorable actuarial loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $278 million in July 2025, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2026 policy year on terms substantially similar to the fiscal 2025 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2025	2024	As Reported	2025	2024	As Reported

Net earnings	$1,062.0	$963.2	10%	$2,075.1	$1,919.5	8%
Adjustments:
Provision for income taxes	321.2	298.1		615.6	578.0
All other interest expense (a)	32.8	29.6		66.5	50.1
All other interest income (a)	(19.8)	(18.9)		(42.7)	(42.8)
Optimization initiatives (b)	(1.2)	—		(1.2)	—
Net (gain)/loss on ADP Ventures' investments (c)	(2.2)	—		(2.2)	—
Legal settlements (d)	—	—		—	(0.3)
Adjusted EBIT	$1,392.8	$1,272.0	10%	$2,711.1	$2,504.5	8%
Adjusted EBIT Margin	26.0%	25.2%		25.7%	25.3%

Provision for income taxes	$321.2	$298.1	8%	$615.6	$578.0	7%
Adjustments:
Optimization initiatives (e)	(0.3)	—		(0.3)	—
Net (gain)/loss on ADP Ventures' investments (e)	(0.6)	—		(0.6)	—
Legal settlements (e)	—	—		—	(0.1)
Adjusted provision for income taxes	$320.3	$298.1	7%	$614.7	$577.9	6%
Adjusted effective tax rate (f)	23.2%	23.6%		22.9%	23.1%

Net earnings	$1,062.0	$963.2	10%	$2,075.1	$1,919.5	8%
Adjustments:
Optimization initiatives (b)	(1.2)	—		(1.2)	—
Income tax provision for optimization initiatives (e)	0.3	—		0.3	—
Net (gain)/loss on ADP Ventures' investments (c)	(2.2)	—		(2.2)	—
Income tax provision for net (gain)/loss on ADP Ventures' investments (e)	0.6	—		0.6	—
Legal settlements (d)	—	—		—	(0.3)
Income tax provision for legal settlements (e)	—	—		—	0.1
Adjusted net earnings	$1,059.5	$963.2	10%	$2,072.6	$1,919.3	8%

Diluted EPS	$2.62	$2.35	11%	$5.12	$4.69	9%
Adjustments:
Net (gain)/loss on ADP Ventures' investments (c) (e)	—	—		(0.01)	—
Adjusted diluted EPS	$2.62	$2.35	11%	$5.11	$4.69	9%

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

(b) Represents a partial reversal of the workforce optimization initiative from fiscal 2024. Severance charges/(reversals) have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges/(reversals) in prior periods, this specific reversal relates to a broad-based, company-wide initiative.

(c) Represents (gains)/losses on investments made through our Corporate Venture Capital arm, ADP Ventures. (Gains)/losses on these investments may result from observable price changes, changes in ownership interest, and impairment charges. These adjustments may be highly variable, are predominantly non-cash, are outside our control, and are not fundamental to the underlying operations of our business model.

(d) In the six months ended December 31, 2024, this represents a reversal of a legal reserve recorded during the year ended June 30, 2023.

(e) The income tax provision was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2025
Consolidated revenue growth as reported	6%	7%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	(1)%	(1)%
Consolidated revenue growth, organic constant currency	5%	6%

Employer Services revenue growth as reported	6%	7%
Adjustments:
Impact of acquisitions	—%	(1)%
Impact of foreign currency	(1)%	(1)%
Employer Services revenue growth, organic constant currency	5%	5%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, cash and cash equivalents were $2.4 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $10.6 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities, such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at December 31, 2025 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2025 and 2024, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,775.2	$1,974.7	$(199.5)
Investing activities	(2,539.5)	(2,902.3)	362.8
Financing activities	29,342.6	7,482.5	21,860.1
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	28.8	(36.7)	65.5
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$28,607.1	$6,518.2	$22,088.9

Net cash flows provided by operating activities decreased primarily due to a net unfavorable change in the components of operating assets and liabilities primarily due to timing of payments partially offset by growth in our business, as compared to the six months ended December 31, 2024.

Net cash flows used in investing activities changed primarily due to timing of net proceeds and purchases of corporate and client funds marketable securities of $749.3 million, offset by a net decrease in acquisitions of businesses, primarily related to the Workforce Software acquisition, with a cash disbursement of 1,160.6 million during the six months ended December 31, 2024.

Net cash flows provided by financing activities changed primarily due to a net increase in the cash flow from client funds obligations of $27,182.7 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, partially offset by net payments of $4,769.5 million related to borrowings under the commercial paper program and a decrease in the net proceeds from the issuance of debt.

We purchased approximately 3.2 million shares of our common stock at an average price per share of $280.09 during the six months ended December 31, 2025, as compared to purchases of 2.4 million shares at an average price per share of $274.42 during the six months ended December 31, 2024. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.6 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of December 31, 2025 the Company had no commercial paper outstanding. As of June 30, 2025 the Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Average daily borrowings (in billions)	$4.4	$4.5	$4.5	$4.7
Weighted average interest rates	4.0%	4.8%	4.2%	5.1%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of December 31, 2025, we had $7.5 billion available to us on a committed basis under the U.S. reverse repurchase agreements. As of December 31, 2025 and June 30, 2025, the Company had $45.8 million and $38.4 million of outstanding obligations related to reverse repurchase agreements, respectively. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Average outstanding balances (in billions)	$4.3	$3.7	$4.4	$3.7
Weighted average interest rates	4.1%	4.8%	4.3%	5.0%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.6 billion, 364-day credit agreement that matures in June 2026 with a one-year term-out option. In addition, we have a five-year $3.5 billion credit facility and a five-year $2.5 billion credit facility maturing in June 2029 and June 2030, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2025 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.6 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and device payment plan agreement receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through December 31, 2025. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 7 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2025 were $73.2 million, as compared to $98.2 million for the six months ended December 31, 2024. We expect capital expenditures in fiscal 2026 to be between $225.0 million and $250.0 million, as compared to $176.8 million in fiscal 2025.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.6 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.5 billion of which is available on a committed basis in the U.S. as of December 31, 2025) and available borrowings under our $10.6 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Average investment balances at cost:
Corporate investments	$10,959.0	$9,964.9	$11,176.4	$10,317.3
Funds held for clients	37,566.4	35,281.9	36,247.6	34,034.4
Total	$48,525.4	$45,246.8	$47,424.0	$44,351.7

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.5%	3.4%	3.5%	3.4%
Funds held for clients	3.3%	3.1%	3.3%	3.1%
Total	3.3%	3.2%	3.3%	3.2%

Realized (gains)/losses on available-for-sale securities, net	$0.3	$0.6	$(1.2)	$0.8

	December 31, 2025	June 30, 2025
Net unrealized pre-tax gains/(losses) on available-for-sale securities	$(103.7)	$(425.7)

Total available-for-sale securities at fair value	$36,318.8	$33,777.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 3.2% for the six months ended December 31, 2024 to 3.3% for the six months ended December 31, 2025. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $23 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2026. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $8 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2026.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1) (2)
Period
October 1 to 31, 2025	519,252	$284.20	519,252	$1,286,258,009

November 1 to 30, 2025	674,012	$256.23	674,012	$1,113,558,970

December 1 to 31, 2025	741,860	$262.74	741,860	$918,641,111
Total	1,935,124		1,935,124

(1)	The Company received the Board of Directors' approval in November 2022 to repurchase $5 billion of its common stock, as reflected in the table above. In January 2026, the Company received the Board of Directors' approval to repurchase $6 billion of its common stock, which replaces in its entirety the previous 2022 authorization.

(2)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

(c) During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	January 29, 2026	/s/ Peter Hadley Peter Hadley

Chief Financial Officer (Title)