Form 10-K
period 2026-06-30
AUTOMATIC DATA PROCESSING INC
filed 2026-08-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2026
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $103,569,897,016. On July 31, 2026 there were 397,262,737 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND

General

In 1949, our founders established ADP with a simple, innovative idea: help clients focus on their business by solving their payroll challenges. In the 77 years since, we have led the Human Capital Management (“HCM”) industry in innovation. We were the first in HCM to deliver automation, move to the cloud, provide a mobile app, and create an online marketplace. Today, we continue that legacy with artificial intelligence (“AI”), building AI into the very core of how we orchestrate, govern and execute HR and pay processes for real-world outcomes.

As AI adds new layers of complexity to managing the workforce infrastructure that makes business possible, our clients need a partner they can trust. As the trusted, service-driven, and AI-enabled partner for HCM, we deliver services powered by deep domain expertise, workforce data, and global scale to help organizations manage their most critical workforce functions with precision, compliance and confidence. Today, we are a global leader in HR and payroll solutions, serving over 1.1 million clients and paying over 42 million workers in over 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

140+

Countries and territories

42M+

Workers paid

1.1M+

Clients

$3.5T

Money moved in the U.S.

77

Years of HCM leading innovation

79M+

Employee W-2s

A GLOBAL LEADER IN HR AND PAYROLL SOLUTIONS

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW

ADP’s Mission

Our mission is to help our clients manage the workforce infrastructure that makes business possible, whether they're a Fortune 500® company or a small local business.

AI is reshaping how work gets done at the task level, but that does not eliminate the need to manage it. In fact, AI has added new layers of complexity for business and ADP is purpose-built for this challenge.
ADP brings 77 years of workforce expertise and global scale to payroll, compliance, and workforce management, and these advantages set us apart. We support every HCM need of our clients from HR, payroll, time and benefits to HR outsourcing, talent, compliance and retirement, across the entire employee experience. Our industry-leading data, global scale and reach, and deep domain expertise shape our trusted service model and are at the core of our relationship with each one of our clients, which span over 140 countries and territories. Together, these strengths allow us to solve our clients' challenges with HCM solutions that reduce friction, deliver smart insights to drive decisions, and ultimately empower people at work without replacing their human judgment.
ADP’s Strategy
With a large and growing addressable market, we are focused on our core growth areas and further enhancing our market position by executing against our three strategic priorities rooted in our structural advantages:
• Lead with Best-in-Class HCM Technology. We design and develop world-class, AI-enabled HCM platforms that simplify work and help organizations manage their most critical workforce functions with precision, compliance and confidence in the AI era. Unlike generalized AI tools, our AI is built into the very core of how we orchestrate, govern, and execute HR and pay processes for real-world outcomes. Our global data platform, named “2026 Data Solution of the Year for HR” in the Data Breakthrough Awards, is the foundation of the advantage we bring to our clients. Spanning over 1.1 million clients and 42 million workers across roles, industries and geographies, we have the industry's largest workforce dataset. In the U.S., we pay one in six workers and moved $3.5 trillion in fiscal year 2026, giving us unique insights into the workforce and its emerging trends. AI is only as good as the data it is trained on, and this advantage compounds over time. Every ADP Assist AI Agent is grounded in ADP's institutional knowledge. The result is persona-based agents tailored for employees, managers, HR and payroll practitioners, all informed by ADP's data advantage.
Our approach to AI agents earned ADP recognition as one of Fast Company's 2026 “Most Innovative Companies,” with ADP earning the number one spot among HR companies for its purpose-built approach to designing AI tools that solve real client challenges and empower people at work.
• Provide Unmatched Expertise and Outsourcing Solutions. Our products, services, and solutions are built on 77 years of hands-on experience with HR processes, workflows, exceptions and regulatory nuance. Our clients look to us as a source of expertise to understand key HR trends and best practices, employment and related legislation and regulations, and to offer thoughtful strategies to utilize HCM technology to achieve their business objectives and support their workforce. Many of our clients also ask us to take on responsibility for a portion or all of their HCM workflows via one of our Human Resources Outsourcing (“HRO”) solutions. ADP pairs AI-driven efficiency with expert human judgment. Our clients have access to real experts for unique and unprecedented situations and we are designed to execute with precision when it matters most.

• Benefit our Clients with Our Global Scale. Our clients benefit from our unmatched global footprint and scale in the HCM industry. ADP serves clients in over 140 countries and territories with 67,000 associates delivering solutions for our clients' global operations. With direct integration to tens of thousands of government entities, tax authorities, and banking institutions, our global footprint provides a “final mile” ecosystem that is hard to replicate.

As AI accelerates regulatory fragmentation, our scale and compliance infrastructure become even more critical to our clients' success. We continue to build on these strengths to further improve our client experience, and to add to our global footprint to meet our clients where they choose to do business. We have strategically focused on delivering a single, unified, consistent and easy to navigate experience for our global and multinational clients, leaning into our strength in global payroll and expanding our HR and workforce management solutions. We continue to build more relationships with best-in-class providers to give clients seamless integrations and customizations that simplify their HR processes and address their unique needs, whether through embedded payroll offerings or partner solutions available through the ADP Marketplace. And we intend to continue to invest in our sales organization and best-in-class sales technology to not only optimize the purchase experience but to empower our sellers to provide the deep expertise and insights our clients require to ensure they have the right HCM solutions to help them achieve their objectives and make a meaningful impact for their employees.

ADP's Commitment to Responsible AI
Clients have relied on ADP through decades of change and complexity. In the AI era, our commitment to responsible AI reinforces ADP's position as the trusted partner for HCM. ADP maintains strong governance through an active AI & Data Ethics Council, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve AI, machine learning (“ML”) and data.

We additionally have an interdisciplinary working group across ADP that determines governance for use cases and the set of principles and processes that govern the use of these technologies, including operational monitoring of recommendations made by AI and ML technologies. As we continue to introduce new AI tools, we aim to incorporate compliance, transparency and security into development from the start.
Reportable Segments
Our two reportable business segments are Employer Services and Professional Employer Organization (“PEO”), and are based on the way that management reviews the performance of, and makes decisions about, our businesses. For financial data by segment and by geographic area, see Note 15 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
Employer Services. Our Employer Services segment serves clients ranging from single-employee small businesses to large enterprises with tens of thousands of employees around the world, offering a comprehensive range of technology-based HCM solutions, including our strategic, cloud-based platforms, and HRO (other than PEO) solutions. These solutions address critical client needs and include: Payroll Services, Benefits Administration, Talent Management, Workforce Management Solutions, Compliance Solutions, Human Resources Management, Retirement Services and Insurance Services.
Professional Employer Organization. Our PEO business, called ADP TotalSource®, is our full-service PEO that offers expert guidance, user-friendly technology, comprehensive employee benefits, and a risk management, safety, and workers’ compensation program as part of a co-employment arrangement in which employees who work for a client (referred to as “worksite employees”) are co-employed by the client and us.

PRODUCTS AND SOLUTIONS
To help clients manage the workforce infrastructure that makes business possible, whether they’re a Fortune 500 company or a small local business, we provide a unified ecosystem of HCM solutions rooted in our industry-leading data and deep domain expertise. Our strategic cloud-based platforms, scalable by company size and location, allow clients to recruit, onboard, pay, manage and retain their people in one single space with precision, compliance and confidence. Our AI is built into the very core of how our platforms orchestrate, govern and execute HR and pay processes for real-world outcomes.

HCM Solutions
Integrated HCM Solutions. Our premier suite of HCM solutions support employers of all types and sizes across the entire employment cycle, from recruitment to retirement.
These solutions are powered by our award-winning data and AI capabilities, which are designed to reduce friction, surface actionable insights and support informed human judgment across all of our platforms, including:
• RUN Powered by ADP®, serving over 980,000 small businesses, is an all-in-one platform designed specifically for small businesses to simplify payroll, HR, and compliance. It combines easy-to-use technology with 24/7 real-person support from ADP’s team of payroll professionals. By embedding automation and AI into routine tasks, RUN helps small businesses focus on running their operations with compliance, precision and confidence. RUN also integrates with other ADP solutions, including workforce management, workers’ compensation, benefits, and retirement services.
• ADP Workforce Now® is a flexible HCM solution used by over 90,000 mid-sized and large businesses in North America to manage their employees. More businesses use ADP Workforce Now in North America than any other HCM solution designed for both mid-sized and large businesses. Workforce Now integrates payroll, HR, time, benefits and compliance on a single platform, enabling organizations to manage complex workforce requirements with confidence.
• ADP Lyric™ HCM is a global HCM for large enterprises, unifying HR management, payroll, workforce management, talent, and data analytics into a flexible, intelligent, and human-centric solution. Businesses using Lyric also benefit from comprehensive end-to-end service support, with an emphasis on global compliance support and expertise. Lyric is built for the way people actually work together, mirroring practically any structure of work groups, such as divisions, regions, or dynamic teams. Lyric integrates generative AI technology with ADP’s unmatched dataset, helping to support decision-making, drive efficiency and personalize employee experiences based on attributes of role, geographic location, typical behaviors, and anticipated need, all while maintaining human oversight in high-stakes outcomes such as pay, compliance and workforce decisions.

Payroll Services. We pay approximately 26 million (approximately 1 out of every 6) workers in the United States. We offer flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. Our payroll solutions are designed to deliver dependable execution at scale, supported by deep expertise and AI-enabled automation that helps reduce risk without removing human judgment and accountability.
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
Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management and activation process, from recruitment to ongoing employee engagement and development. Employers can use our applicant tracking software to help manage the candidate hiring process and can outsource their internal recruitment function to ADP. Employers can also receive employer brand activation services, management of candidate advertising, talent community building services, and recruiter training services, as well as career search support and outplacement for reductions in force. Our solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, and enable managers to identify and mitigate potential retention risks. ADP’s compensation management solutions expanded in 2025 with the acquisition of Pequity, which supports the complex compensation planning needs of mid-size, enterprise and multinational companies with flexible configurations, AI-enhanced insights, budgeting and scenario planning tools. Our talent activation solutions provide team leaders with data and insights to drive employee engagement and leadership development, which in turn help drive employee performance.

Workforce Management Solutions. ADP’s Workforce Management offers a range of solutions to over 160,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case management modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer data analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. These solutions offer industry specific features and are optimized for clients of all sizes from small businesses operating in one location to the world’s largest and most complex global organizations. Solutions are available, and support compliance requirements, in over 100 countries.

Compliance Solutions. ADP SmartCompliance® leverages ADP's industry-leading data, global scale and deep domain expertise to help clients manage their most critical compliance work with precision and confidence. As the complexity of payroll, tax and employment-related compliance grows in the AI era, the solution provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of our clients. In our fiscal year ended June 30, 2026, in the United States, we processed and delivered more than 79 million employee year-end tax statements and moved more than $3.5 trillion in client funds to our clients’ employees, tax authorities and other payees. Our offerings within ADP SmartCompliance include employment tax services, W-2 management, business tax credits, ACA compliance, I-9 management, employment verification, offboarding, wage garnishment and payment solutions, which includes Wisely by ADP, our paycard offering.

Human Resources Management. Commonly referred to as Human Resource Information Systems, ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background.

Retirement Services. ADP Retirement Services helps over 210,000 employers in the United States administer various types of retirement plans, such as SIMPLE and SEP IRAs, starter 401(k)s, traditional 401(k) plans (including Pooled Employer Plans - PEPs), 403(b) plans, and non-qualified retirement plans. ADP Retirement Services provides recordkeeping and administrative services, combined with an investment platform that gives our clients access to a wide range of non-proprietary investment options and online tools to easily manage their plan. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, an SEC registered investment adviser under the Investment Advisers Act of 1940. ADP Retirement Services also offers trustee services through ADP Retirement Trust Services, LLC, a New Hampshire state-chartered affiliated trust company, as well as through a third party.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for over 280,000 small and mid-sized clients through a variety of insurance carriers. Our automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period, simplifying this task for employers.
HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with clients of all sizes from small local businesses to large enterprise organizations, to manage their most critical workforce functions including HR, benefits, payroll, and talent management. With premium services and seamless technology, we help organizations streamline processes, reduce the daily workload and reduce compliance risk while serving as their trusted partner to navigate HR needs with precision, compliance and confidence. Whether a client chooses our PEO or HRO/Managed Services, we offer solutions tailored to a client’s specific needs and provide day-to-day expertise, guidance and tools. ADP’s HR Outsourcing solutions serve over three million client employees.

Professional Employer Organization. ADP TotalSource is enabled by the ADP Workforce Now technology and offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff a full HR department. With our cloud-based HCM software at the core, we serve more than 19,000 clients and more than 770,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. ADP TotalSource is also an Employer Services Assurance Corporation-accredited PEO, which demonstrates that ADP meets the industry’s high standards and has the experience and financial stability to fulfill the needs of the businesses it serves. As a full-service PEO, ADP TotalSource provides a broad range of HR administrative services, including payroll and payroll tax, employer compliance, HR guidance, employee benefits and benefit administration, talent strategies, and workers’ compensation insurance including risk and claims management.

ADP Comprehensive Services. ADP Comprehensive Services combines personalized, high-touch support with our market-leading ADP Workforce Now platform to offer a one-stop suite of managed services tailored to the specific needs of businesses of all sizes. Our committed team of professionals delivers expertise, guidance, tools and administrative support across HR, talent management, payroll, and benefits administration grounded in experience and best practices. We take the time to understand our clients’ businesses to offer the right strategic support, enabling a flexible partnership that can cover one, some, or all areas of their HR and payroll processes. Designed to be a scalable extension of our clients’ in-house resources, ADP Comprehensive Services provides outsourced execution that effectively combines expertise, processes and technology.

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

Global Solutions
To help clients navigate the complexities of managing a global workforce, they need one partner they can trust to work where they work. Serving over 70,000 clients with premier global solutions, we have taken a strategic approach to offer a unified global HCM experience, connecting global HR, pay and workforce management with built-in localization, automation and analytics to provide a consistent experience across countries. Whether employers are managing people in multiple countries or looking for local in-country solutions, we partner with clients to help them navigate the most complex HR, workforce management and payroll scenarios using tailored and scalable technology supported by our deep compliance expertise.

ADP Global Payroll is a solution for multinational organizations of all sizes, empowering them to harmonize HCM strategies in over 140 countries and territories globally. This improves visibility, control and operational efficiency, giving organizations the insight and confidence to adapt to changing local needs, while helping to drive overall organizational agility and engagement.
In addition to ADP Lyric HCM as a solution for global multinational organizations, we also offer comprehensive, country-specific HCM solutions that combine innovative technology with deep local expertise. By operating a flexible service model, we help clients manage various combinations of payroll services, benefits administration, talent management, workforce management solutions, and HR management, depending on the country in which the solution is provided.
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
Research and Development Expenditure
During the fiscal years ended June 30, 2026, 2025 and 2024, we invested approximately $1.405 billion, $1.388 billion, and $1.276 billion, respectively, in research and development. These investments include expenses for activities such as the development of new products, maintenance expenses associated with our existing technologies, investments in generative and agentic AI, purchases of new software and software licenses, and additions to software resulting from business combinations.
MARKETS AND SALES
Our HCM solutions are offered in over 140 countries and territories across North America, Latin America, Europe, Asia and Africa. The most material markets for HCM Solutions, Global Solutions and HRO Solutions (other than PEO) are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our offerings throughout these geographies are payroll services, HR outsourcing and workforce management solutions. In addition, we offer wage and tax collection and/or remittance services in the United States, Canada, the United Kingdom, Australia, India, China, Hong Kong, Macau, Malaysia, and Taiwan. Our PEO business offers services exclusively for employees located in the United States.
We market our solutions through our direct sales force, digital sales, and indirect sales channels, such as marketing relationships with certified public accountants and banks, among others. None of our major business units has a single homogeneous client base or market. While concentrations of clients exist in specific industries, no one client, industry or industry group is material to our overall revenues. We are a leader in each of our major service offerings and do not believe any of our major services or business units is subject to unique market risk.
COMPETITION

The industries in which we operate are highly competitive and we are one of the largest providers of HCM solutions in the world. HCM Solutions, Global Solutions and HRO Solutions (other than PEO) compete with other business outsourcing companies, companies providing ERP services, providers of cloud-based HCM solutions and financial institutions. Our PEO business competes with other PEOs providing similar services, as well as business outsourcing companies, companies providing ERP services and providers of cloud-based HCM solutions. We also face ongoing competition from companies’ in-house functions, whereby companies install and operate their own HCM system.
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

As part of our payroll and payroll tax management services, we move client funds to our clients’ employees, independent contractors, tax authorities, garnishment recipients, and other third-party payees via electronic funds transfer (including direct deposit, wire transfer, and real-time payments), prepaid access and ADPCheck. In 2019, the Office of the Comptroller of the Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds U.S. client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended (the “BSA”). Our prepaid access offerings are subject to consumer protection laws and regulations, including the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau as well as prohibitions on unfair, deceptive, or abusive acts or practices. Consumer protections for prepaid accounts under Regulation E include requirements related to pre-acquisition fee and other disclosures, error resolution and investigation, and account access. Elements of our money movement activities outside of the United States are subject to licensing and similar anti-money laundering and reporting laws and requirements in certain countries in which we provide such services. ADP Canada Co. is registered with the Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”), Canada’s anti-money laundering and anti-terrorist financing supervisor, as a Money Services Business. ADP Canada Co. is also a registered Payment Service Provider with the Bank of Canada, as defined and required under the Retail Payment Activities Act.

Our employment background screening services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and, as a Certified PEO, maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations, responsibilities and liabilities of an employer under federal and state tax, insurance and employment laws, including worksite employee payroll obligations and with respect to claimed employee retention and other tax credits. ADP Strategic Plan Services, LLC, our registered investment adviser, provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority. ADP Retirement Trust Services, LLC supports our Retirement Services business as a New Hampshire state-chartered trust company. ADP Retirement Trust Services, LLC is a directed-fiduciary trustee with responsibility for oversight of the retirement plan assets of our clients and regulated by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, and is also subject to the oversight of the New Hampshire Banking Department.

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
CLIENTS AND CLIENT CONTRACTS

We provide services to more than 1.1 million clients. In fiscal 2026, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
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
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Based on our retention levels in fiscal 2026, our client retention is estimated at approximately 13 years in Employer Services, and approximately 6 years in PEO.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.
OUR PEOPLE AND CULTURE

Our HCM strategy is simple: our people have differentiated us for 77 years and we remain committed to valuing, developing and engaging them.

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

Our Associates

As of June 30, 2026, our global team of associates consisted of approximately 67,000 persons.
Our Culture and Values

Seventy-seven years ago, our founders established values that still guide us today. We seek to create a values-based culture where every associate feels supported and empowered at work.

Our long-term business success is closely linked to our commitment to creating an environment in which our associates can achieve their full potential, and to do so we listen to and engage our associates. We conduct an annual culture survey, myVoice, where our associates can share their perspectives on important topics, including client service, culture, social responsibility, ethics and compliance, innovation and leadership. In addition, we leverage our innovative StandOut® powered by ADP platform, to help managers drive talent engagement throughout the year. We issue quarterly global StandOut® Engagement Pulse® surveys to ensure that all associates can share with their leaders how they feel about their work and their colleagues, and for us to get a snapshot of engagement across the globe.

Through our myMoment Recognition Program, we give our associates the opportunity to recognize and celebrate each other when they demonstrate our values, drive our goals and go above and beyond in contributing to our collective success. Our global ADP Cares program, which is funded by our generous associates with additional support from the ADP Foundation, helps members of our team get through difficult, unforeseen events such as natural disasters and major illnesses. We also proudly support our associates that give back to our communities through paid volunteer time off and our donation matching program.

We value different perspectives and believe that our associates and their best ideas thrive when everyone feels a sense of belonging.

We have a number of initiatives to strengthen and further cultivate our values-based culture. As an example, our voluntary business resource groups, which cover a broad array of associates and are open to all, make us stronger by promoting inclusion and cultural awareness, accelerating associate engagement, retention and career development, helping build relationships in our communities, and promoting the conservation and restoration of natural resources.

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

Our commitment to supporting and empowering our associates at work has led to recognition across the globe, including Fortune’s World’s Most Admired Companies (20 consecutive years); Forbes’ World's Best Employers; Fortune’s America’s Most Innovative Companies; Fast Company’s Most Innovative Companies; TIME’s World’s Best Companies; Wall Street Journal's Best Companies for the Future; and Newsweek’s Most Trustworthy Companies in America.

Our Talent Strategy
Our talent strategy is simple – we aim to attract, develop and retain ambitious, passionate and overall top talent by offering a place where our associates can grow their careers, challenge themselves, share generously, take risks, and create positive change. This has allowed us to be recognized by esteemed organizations as an employer of choice year after year.
We invest in our team members so that they have the skills necessary to succeed and grow their careers. The ADP talent journey begins with an innovative, engaging and comprehensive onboarding process followed by extensive training and mentorship. Thereafter, our associates can access a wide range of professional and functional skills training to further continue and enhance performance and career development. Our sales professionals are provided with award-winning training programs and tools throughout their careers, and we also provide our technologists with access to training and experiences in the latest technologies on the market. We know our people leaders have tremendous impact on the experiences of our associates and clients, and on the growth of our business. As such, we invest in a leadership development strategy that uses innovative approaches to support new and experienced leaders with formal learning, tools to understand and engage their team, and in the moment support during moments that matter. Additionally, our succession planning process deploys leaders to new career experiences that help ensure we are developing leaders that will deliver results now and in the future.
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
We offer physical and mental wellness programs that help our team pursue a healthy lifestyle and reduce absenteeism and lost time due to injuries. Our efforts include a company-wide health and safety manual and website, safety education and training, and a wellness program that rewards associates for completing wellness activities. Physical and mental health initiatives vary across regions, but can include personal health checks, nutrition and fitness expert visits offering free consultation and programs, employee mental wellness assistance programs, free counseling and mental health therapy assistance for associates, wellness programming through our business resource groups, and mindfulness classes.
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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby, adversely impact interest income from investing client funds before such funds are remitted to the applicable tax authorities. Changes in U.S. or foreign tax laws, regulations or rulings or the interpretation thereof could adversely affect our effective tax rate and our net income. In addition, changes in federal, state or local tax laws and regulations allowing for tax credits (including the non-renewal of such laws) could adversely impact our Tax Credit Services business, which helps clients in the United States realize tax credit opportunities in connection with the hiring of new employees and certain other activities. Changes in laws or regulations have caused, and could in the future cause, us to modify our client funds investment strategy, which may reduce the interest income earned on such funds. Changes in laws, or interpretations thereof, that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. In addition, changes in the manner in which health and welfare plans sponsored by PEOs or the TotalSource Health and Welfare Plan, in particular, are regulated could adversely impact the demand for our PEO offering.

Because our PEO is a co-employer with our PEO clients and a Certified PEO by the Internal Revenue Service, we may be subject to certain obligations, responsibilities and liabilities of an employer with respect to Worksite Employees (“WSE”), including with respect to their wages and the payment thereof, tax credits for employers, the payment of certain taxes with respect to WSE wages and employee benefits provided to the WSEs. Even though PEO clients are contractually responsible for the timely remittance of such costs, it is possible that our clients will not remit such payments despite their contractual obligations. The risk of failing to receive such payments from PEO clients is magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank with whom a significant number of PEO clients may bank at the time, or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any payments not timely remitted and could have an adverse impact on our financial results and liquidity.

For our PEO to sponsor many of its employee benefit plan offerings, it must qualify as the employer of the WSEs under certain provisions of the Internal Revenue Code and ERISA. Additionally, our PEO’s status as an employer for purposes of ERISA is important because ERISA preempts certain state laws that could limit our PEO’s ability to offer certain benefit plan offerings as we do today. The definition of employer under the Internal Revenue Code and ERISA is not uniform and there is no definitive judicial or legislative interpretation of employer in the context of PEOs. Because many of our PEO employee benefit plan offerings are subject to ERISA, our PEO must administer and operate these plans in accordance with ERISA requirements. We believe that our PEO benefit plans satisfy all applicable ERISA requirements, but if it were determined that the PEO benefit plans fail to satisfy any such requirements, our PEO would likely be required to modify its current business model, and the PEO could be subject to material fines or penalties. Any such event could have an adverse impact on our financial results and liquidity.

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

Failure to comply with anti-corruption laws and regulations, antitrust and competition laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

Regulators worldwide continue to exercise a high level of scrutiny with respect to anti-corruption, antitrust and competition, economic and trade sanctions, and anti-money laundering laws and regulations. Such scrutiny has resulted in aggressive investigations and enforcement of such laws and regulations, any of which could materially adversely impact our business. We operate our business around the world and continue to expand globally, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties and, in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended (the “BSA”). Among other things, anti-money laundering laws and regulations require certain financial institutions, including banks and money services businesses (such as national trust banks and providers of prepaid access like us), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our prepaid card business as a provider of prepaid access, and registered ADP Trust Bank and ADP Retirement Trust Services with the Treasury Department’s Financial Crimes Enforcement Network. ADP Canada Co. is registered as a Money Services Business with FINTRAC and a Payment Service Provider with the Bank of Canada.

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, antitrust and competition, economic and trade sanctions and anti-money laundering laws and regulations, and we regularly review, upgrade and enhance our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, antitrust and competition, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operations or financial condition. Further, bank regulators continue to impose additional and stricter requirements on banks to ensure they are meeting their anti-money laundering obligations, and banks are increasingly viewing money services businesses and third-party senders to be higher risk customers for money laundering. As a result, our banking partners that assist us in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operations or financial condition.
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

In addition, laws and regulations covering marketing, advertising, and email, telephone and text messaging communications, including the Telephone Consumer Protection Act, are applicable to our business. Claims that we have violated such laws or regulations could expose us to costly litigation, and if successful, significant statutory damages or other liabilities that could adversely affect our reputation, business, financial condition or results of operations.

We believe that providing insights and content from data, including via AI and ML, will become increasingly important to the value that our solutions and services deliver to our clients. We are increasingly leveraging AI and ML in our solutions and service delivery and are continuing to integrate AI technologies, including generative and agentic AI, to develop and deploy capabilities that are beneficial to our clients and their employees. However, legislation that governs the development and/or use of AI has been adopted or is under consideration in the U.S. at the state and local level, as well as abroad, most notably the European Union’s Artificial Intelligence Act. In addition, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or a client expectation. As a result, the ability to provide data-driven insights and otherwise leverage AI and ML may be constrained by current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways. Our use of AI, including generative and agentic AI, in our products and operations also introduces additional risks, including risks related to accuracy, bias, discrimination, transparency, security, and privacy, that could expose us to regulatory investigations, enforcement actions, litigation and reputational damage. For example, if the data used to train a model or the model’s output is inaccurate or biased, or alleged to be inaccurate or biased, we could be subject to reputational damage or litigation.

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
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand

Our ability to compete and our success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, clients, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property (including source code) could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by third parties or our personnel, or as a result of increased use of AI tools, including generative and agentic AI, by us or our vendors. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which may be successful. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.
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
We are focused on safeguarding and protecting personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment continues to grow increasingly hostile as attacks on information technology systems continue to grow in frequency, speed, complexity, sophistication and effectiveness (including due to the use of AI), and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these unauthorized parties may be state-sponsored and/or supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because unauthorized parties (which could include our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place designed to prevent, detect and respond to data or cybersecurity incidents. However, as a result of the complexity of our operating environment, the period over which hardware and software has been acquired or other reasons, our programs and processes may not be sufficient or adequate or may fail to prevent, detect or respond to a cybersecurity incident or identify and/or remediate a security vulnerability in our operating environment. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasingly more complex, sophisticated and effective (including due to the use of AI). As AI technologies, including generative and agentic AI, continue to evolve, threat actors are increasingly leveraging these technologies to enhance the sophistication, scale, speed and effectiveness of cyberattacks making them more difficult to detect and defend against. The adoption and deployment of AI technologies within our and our authorized third parties’ solutions, services, and systems may also introduce novel security, data governance and operational risks. In addition, new computing technologies, including quantum computing, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we or our authorized third parties use or have used to encrypt and protect data. We may fail to anticipate or detect these techniques and/or incidents for long periods of time and, even when we do so, we may be unable or fail to implement adequate or timely preventive or responsive measures. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Hardware, software, applications or services that we develop or procure from authorized third parties, or are required by governmental or law enforcement agencies to install on our systems, may contain defects in design or manufacture or other problems that could (or in respect of third party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties have also attempted to gain (and in certain cases have gained), and will continue to attempt to gain, access to our systems and facilities, and those of our authorized third parties, through fraud, trickery, and other methods of deceit, including using stolen identities to obtain employment with us or our authorized third parties as well as phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems, our authorized third parties’ systems or otherwise compromise the confidentiality, integrity or availability of data or our systems. As these threats continue to evolve and increase (including due to the use of AI), we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our cybersecurity controls and to investigate and remediate any security vulnerabilities. In addition, as we become increasingly interconnected with our authorized third parties, the security risk of our networks and the larger ecosystem in which we operate is heightened. While our operating environments are designed to safeguard and protect confidential personal and business information, we do not have the ability to monitor the systems, personnel or physical facilities of, or the implementation or effectiveness of any safeguards by, our clients or our authorized third parties and, in any event, unauthorized parties have circumvented in the past, and may in the future be able to circumvent, those security measures. Information or system access obtained by unauthorized parties (which could include our personnel) resulting from successful attacks against our clients or our authorized third parties may, in turn, be used to attack and compromise our information technology systems, or result in production downtimes and operational disruptions that could have a material adverse effect on our business, results of operations or financial condition. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well.

We have been, and expect we will continue to be, the subject of cybersecurity attacks, including unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, insider threats, and theft of sensitive information (including our intellectual property). Although none of the cybersecurity incidents that we have identified to date have materially affected us, including our business strategy, operations, results of operations, or financial condition, we continue to face significant known and unknown cybersecurity threats. In the future, a cybersecurity attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, theft of non-public or other sensitive information, exploitation of previously unknown "zero-day" vulnerabilities, or similar act by an unauthorized party (which could include our personnel) with respect to our businesses or our authorized third parties’ businesses, or inadvertent acts or inactions by our authorized third parties or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or our intellectual property or the theft of client or ADP funds, which could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment continues to grow increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems or the security systems of our authorized third parties could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business, financial condition or results of operations.

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

A disruption of the data centers or cloud-computing or other technology services or systems that we utilize could have a materially adverse effect on our business, operations, financial condition or results of operations

We host our applications and serve our clients with data centers that we operate, and with data centers that are operated, and cloud-computing and other technology services and systems that are provided, by third-party vendors. These data centers or cloud-computing and other technology services and systems have failed, become disabled or been disrupted, and may do so in the future. As our reliance on these third-party services and systems increases, particularly on third-party cloud computing platforms, our exposure to service interruptions and performance or quality issues could be impacted. Any failure, disablement or disruption, even for a limited period of time, could disrupt our businesses or operations and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, our third-party vendors may cease providing data center facilities or cloud-computing or other technology services or systems (including those on which our products or services are based), elect to not renew their agreements or licenses with us on commercially reasonable terms or at all, breach their agreements or licenses with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operations or financial condition.

BUSINESS AND INDUSTRY RISKS

Our industry is subject to rapid technological change, including as a result of AI, and if we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may materially diminish

Our businesses operate in industries that are subject to rapid technological advances (such as generative and agentic AI) and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, solutions and services, including by leveraging AI in our solutions. If we fail to respond successfully to technology challenges and client needs and preferences or our competitors or other third parties respond to such challenges more quickly or successfully than us, the demand for our solutions and services may diminish. As new technologies (such as generative and agentic AI) continue to emerge, they may be disruptive to the HCM industry. These technologies could result in new and innovative HCM products and solutions that could increase competition, place us at a competitive disadvantage or even render obsolete our technology, products and solutions. In addition, investment in product development and new technologies often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development and new technologies. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept. In addition, our business could be adversely affected in periods surrounding our new product introductions if clients delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion. We may fail to realize all the economic benefit of our investment in the development of a product which could cause an impairment of goodwill or intangibles and result in a significant charge to earnings.
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

Such events may create significant volatility and uncertainty and economic and financial market disruption. The extent of any such impact depends on developments which are highly uncertain and cannot be predicted, including the duration and scope of the event; the governmental and business actions taken in response thereto; actions taken by the Company in response thereto and the related costs; the impact on economic activity and employment levels; the effect on our clients, prospects, suppliers and partners; our ability to sell and provide our solutions and services, including due to travel restrictions, business and facility closures, and employee remote working arrangements; the ability of our clients or prospects to pay for our services and solutions; and how quickly and to what extent normal economic and operating conditions resume. In addition, clients or prospects may delay decision making, demand pricing and other concessions, reduce the value or duration of their orders, delay planned work or seek to terminate existing agreements. Our business is also impacted by employment levels across our clients, as we have varied contracts throughout our business that blend base fees and per-employee fees.
Political, economic and social factors may materially adversely affect our business and financial results

Trade, including the imposition of tariffs or other trade restrictions, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. A slowdown in the economy or other negative changes, including in employment levels (as a result of AI or otherwise), the level of interest rates or the level of inflation, may have a negative impact on our businesses. In addition, as our operating costs increase due to inflationary pressure or otherwise, we may not be able to offset these increases by corresponding price increases for our products and solutions. Clients may react to worsening conditions by reducing their spending on HCM services or renegotiating their contracts with us, which may adversely affect our business and financial results.

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

Our payroll and tax processing services involve the collection, custody and transmission of a significant volume of funds in short-time frames. Our operations and the systems on which we rely have been, and may in the future be, subject to processing, technological, fraud-related or human errors, as well as failures, delays or disruptions, despite our efforts to design and implement effective processing systems, controls and procedures. The inability to properly perform our money movement services, operational errors in the performance of these services (including as a result of human or system errors, timing mismatches, settlement failures, unauthorized transactions or failures or delays attributable to financial institutions or other third parties), or our failure to recover any funds from clients could result in significant financial losses, regulatory intervention, fines and penalties, litigation and reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

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
We may be unable to attract and retain qualified personnel

Our ability to grow and provide our clients with competitive services is, to an important degree, dependent on our ability to attract and retain highly skilled and motivated people reflecting the diversity of our communities and clients. Competition for skilled employees in the outsourcing and other markets in which we operate is increasingly intense, making it more difficult and expensive to attract and retain highly skilled, motivated and diverse personnel. If we are unable to attract and retain highly skilled, motivated and diverse personnel, results of our operations and culture may suffer.

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

In connection with our business, we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors, our partners, and our employees, contractors and temporary staff. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees. As the global environment continues to grow increasingly hostile and attacks on information technology systems continue to grow in frequency, speed, complexity, sophistication, and effectiveness, we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because unauthorized parties may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure, retain and dispose of, and the client funds that we collect and transmit.

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

Governance

A cross-functional, enterprise-wide management program operates to evaluate our global cybersecurity program’s effectiveness. Our chief information security officer (“CISO”) leads our global cybersecurity program and oversees the global cybersecurity services team, which is responsible for monitoring, identifying, assessing and managing cybersecurity threats across ADP. Our CISO reports to our chief security officer (“CSO”), who leads our global security organization and is responsible for cybersecurity, fraud prevention, operational risk management, client security management, and workforce protection. Our CSO has over 25 years of experience in a range of security roles, including serving as a chief security officer at another public company, and participates in various cyber security organizations. The current CISO has served in various roles in cybersecurity and information technology for over 25 years and has attained the professional certification of Certified Information Security Manager.

Our board of directors is actively engaged in the oversight of our global cybersecurity program. The board receives regular, quarterly reports on these matters from our CSO and leadership from our global product and technology organization, including on the status of projects to strengthen the Company’s cybersecurity systems, improve cyber readiness, on existing and emerging threat landscapes, and on our global product security and resiliency program. Concurrent and in addition to these reports, our chief administrative officer (“CAO”) (who oversees legal, security and compliance matters) provides a legal, regulatory and ethics update at each meeting of the audit committee of our board of directors, which includes matters of cybersecurity, as appropriate. In addition, important actual or emerging cybersecurity events are communicated to the board of directors by our CAO and Chief Legal Officer, even if immaterial to us.
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

Item 2. Properties
ADP owns 6 of its processing/print centers, and 10 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,561,945 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,935,575 square feet worldwide, expire at various times up to the year 2038. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2026, there were 28,950 holders of record of the Company’s common stock. As of such date, 2,004,432 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1) (2)
April 1, 2026 to April 30, 2026	1,048,451	$202.29	1,048,451	$5,278,101,357
May 1, 2026 to May 31, 2026	928,416	$217.56	928,416	$5,076,113,551
June 1, 2026 to June 30, 2026	932,828	$227.36	932,828	$4,864,027,161
Total	2,909,695		2,909,695

(1)	The Company received the Board of Directors' approval in January 2026 to repurchase $6 billion of its common stock.

(2)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative return on ADP's common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2021, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/21
6/22
6/23
6/24
6/25
6/26
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

The following section discusses our year ended June 30, 2026 (“fiscal 2026”), as compared to year ended June 30, 2025 (“fiscal 2025”). A detailed review of our fiscal 2025 performance compared to our fiscal 2024 performance is set forth in Part II, Item 7 of our Form 10-K for the year ended June 30, 2025.

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “outlook,” “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, including as a result of artificial intelligence, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. The factors identified above are not exhaustive. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors”, and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

During fiscal 2026, we made meaningful progress on our Strategic Priorities. We continued to leverage our data advantages, domain expertise, and trusted brand to lead the HCM industry's AI transformation. ADP Assist became increasingly embedded in our clients' workflows, delivering meaningful time savings and improved accuracy. Since launching ADP Assist agents in January, we steadily expanded their availability across our payroll, benefits, HR, and compliance solutions, making AI-powered HCM agents accessible to nearly all of our more than 1.1 million clients. We also launched a dedicated space within ADP Marketplace for our partners' AI agents, further expanding our AI ecosystem. Additionally, we continued deploying AI tools across our sales, service, and research and development functions to improve the client experience and drive internal productivity gains. During the year, we experienced strong enterprise sales momentum for ADP Lyric HCM and the ADP WorkForce Suite, as our unified global payroll, global HR, and global time solutions continued to resonate with clients. Finally, we remained focused on delivering value through our global scale by providing compliant HCM solutions, local expertise, and trusted relationships wherever our clients operate.

Highlights from the year ended June 30, 2026 include:

•Revenue growth of 7% to $21,947.4 million; 6% growth on an organic constant currency
•Earnings before income taxes margin expansion of 30 bps, and adjusted EBIT margin expansion of 80 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 10% and 11%, respectively, to $10.94 and $11.12, respectively
•Cash returned via shareholder friendly actions of $4.7B, including $2.6B of dividends and $2.1B of share repurchases

For fiscal 2026, we delivered strong revenue growth of 7%, 6% growth on an organic constant currency basis. Our United States pays per control metric, which represents the approximate growth in the number of employees on ADP clients' processed payrolls in the United States when measured on a same-store-sales basis for a subset of Employer Services clients ranging from small to large businesses, grew 1% for the year ended June 30, 2026 as compared to the year ended June 30, 2025. PEO average worksite employees increased 2% for the year ended June 30, 2026, as compared to the year ended June 30, 2025. Additionally, our ES new business bookings grew 6% in fiscal 2026, and our ES client revenue retention was 92.1%. These results are a testament to the meaningful investments we have made in our solutions and the efforts of our associates to deliver exceptional levels of client service.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long-term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in research and development to enhance our products and services and by driving continuous improvement in the way we operate. Our financial condition remains solid at June 30, 2026 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30:

	Years Ended
	June 30,
	2026	2025

Total Revenues	$21,947.4	$20,560.9
YoY Growth	7%	7%
YoY Growth, Organic Constant Currency	6%	7%

Total revenues increased in fiscal 2026 due to new business started from new business bookings, strong client revenue retention, an increase in zero-margin benefits pass-throughs of $318.3 million, an increase in pricing, a 1% year-over-year growth impact of foreign currency, and an increase in interest on funds held for clients of $165.7 million.

Total revenues for fiscal 2026 include interest on funds held for clients of $1,354.8 million, as compared to $1,189.1 million in fiscal 2025. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 7.4% to $40.4 billion in fiscal 2026 as compared to fiscal 2025, coupled with an increase in our average interest rate earned to 3.4% in fiscal 2026, as compared to 3.2% in fiscal 2025.

Total Expenses

	Years Ended
	June 30,
	2026	2025	% Change

Costs of revenues:
Operating expenses	$10,240.6	$9,622.7	6%
Research and development	1,028.8	988.6	4%
Depreciation and amortization	490.8	486.0	1%
Total costs of revenues	11,760.2	11,097.3	6%
Selling, general, and administrative expenses	4,408.2	4,051.7	9%
Interest expense	459.3	455.9	1%
Total expenses	$16,627.7	$15,604.9	7%

For the year ended June 30:

Operating expenses increased in fiscal 2026 due to an increase of $318.3 million in PEO Services zero-margin benefits pass-through costs to $4,607.3 million in fiscal 2026 from $4,289.0 million in fiscal 2025. Additionally, operating expenses increased by $188.9 million due to higher service and implementation costs in support of our growing revenue, $74.4 million million primarily due to higher hosting, cloud-based service, and software license costs in support of our products and solutions, and by $37.1 million due to an increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses increased in fiscal 2026 due to increased costs to develop, support, and maintain our new and existing products, including the integration costs associated with the WorkForce Software acquisition.

Depreciation and amortization increased in fiscal 2026 due to the amortization of investments in internally developed software primarily for our products and solutions, intangible assets acquired in the WorkForce Software acquisition, and purchased software, partially offset by lower amortization of customer contracts and lists.

Selling, general, and administrative expenses increased in fiscal 2026 primarily due to increases in selling and marketing expenses of $241.4 million as a result of investments in our sales organization, an increase in costs related to non-recurring, broad-based, company-wide initiatives of $67.2 million and a non-recurring net legal settlement of $18.0 million.

Interest expense increased in fiscal 2026 primarily due to net increases in interest expense of $25.3 million related to the senior notes issued in fiscal 2026 and 2025, offset by the redemption of a senior note in fiscal 2025. These increases were partially offset by a decrease of $22.8 million related to commercial paper and reverse repurchase borrowings as a result of decreases in average interest rates on commercial paper issuances and reverse repurchases of 80 and 70 basis points, respectively, offset by an increase in average daily commercial paper borrowings and average reverse repurchase outstanding balances of $0.1 billion and $0.6 billion, respectively, as compared to fiscal 2025.

Other (Income)/Expense, net

Years ended June 30,	2026	2025	$ Change
Interest income on corporate funds	$(371.0)	$(319.5)	$(51.5)
Realized (gains)/losses on available-for-sale securities, net	(2.9)	1.7	(4.6)
Gain on sale of assets	—	(5.0)	5.0
Non-service components of pension income, net	(28.3)	(31.3)	3.0
Net (gain)/loss on ADP Ventures' investments	(8.4)	—	(8.4)
Other income, net	$(410.6)	$(354.1)	$(56.5)

Interest income on corporate funds increased in fiscal 2026 due to higher average investment balances of $10.4 billion as compared to $9.2 billion in fiscal 2025, coupled with an increase in average interest rates of 10 basis points, as compared to fiscal 2025.

In fiscal 2026, the Company recognized a net gain of $8.4 million related to investments made through its Corporate Venture Capital arm, ADP Ventures.

See Note 11 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the year ended June 30:

	Years Ended
	June 30,
	2026	2025	YoY Growth
EBIT	$5,730.3	$5,310.1	8%
EBIT Margin	26.1%	25.8%	30 bps
Adjusted EBIT	$5,874.6	$5,347.1	10%
Adjusted EBIT Margin	26.8%	26.0%	80 bps

Earnings before income taxes increased in fiscal 2026 due to the increase in total revenues, partially offset by the increase in total expenses discussed above.

EBIT Margin increased in fiscal 2026 due to contributions from client funds interest revenues, increased interest income on corporate funds, lower amortization of client contracts and lists, and lower interest expense related to commercial paper and reverse repurchase borrowings, partially offset by increased selling and marketing expenses and costs related to non-recurring, broad-based, company-wide initiatives.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including certain legal matters, non-recurring, broad-based, company-wide initiatives, gain on sale of assets, and (gains)/losses on ADP Ventures' investments, in the applicable periods.

Provision for Income Taxes

The effective tax rate in fiscal 2026 and 2025 was 23.0% and 23.2%, respectively. The decrease in the effective tax rate is primarily due to a decrease in uncertain tax positions and an increase in tax credits, partially offset by a lower benefit for adjustments to prior year tax liabilities and a lower excess tax benefit on stock-based compensation for fiscal 2026 as compared to fiscal 2025. Refer to Note 12, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2026 and 2025 was 23.0% and 23.2%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2026	2025	YoY Growth

Net earnings	$4,413.5	$4,079.7	8%
Diluted EPS	$10.94	$9.98	10%
Adjusted net earnings	$4,485.4	$4,092.0	10%
Adjusted diluted EPS	$11.12	$10.01	11%

In addition to the increase in net earnings, diluted EPS increased in fiscal 2026 as a result of the impact of fewer shares outstanding resulting from share repurchases under our authorized share repurchase program, partially offset by the issuances of shares under our employee benefit plans. The Company repurchased 8.6 million and 4.4 million shares in fiscal 2026 and 2025, respectively.

For fiscal 2026, adjusted net earnings and adjusted diluted EPS reflect the changes in the components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2026	2025	As Reported	Organic Constant Currency
Employer Services	$14,831.4	$13,883.1	7%	5%
PEO Services	7,128.1	6,690.4	7%	7%
Intercompany eliminations	(12.1)	(12.6)	n/m	n/m
	$21,947.4	$20,560.9	7%	6%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2026	2025	As Reported
Employer Services	$5,436.8	$5,008.5	9%
PEO Services	936.1	950.5	(2)%
Other (a)	(642.6)	(648.9)	n/m
	$5,730.3	$5,310.1	8%

	Margin
	Years Ended June 30,

	2026	2025	YoY Growth
Employer Services	36.7%	36.1%	60 bps
PEO Services	13.1%	14.2%	(110) bps

(a) Other represents certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, legal settlements, company-wide severance initiatives, non-recurring gains and losses, the elimination of intercompany transactions, and interest income and expense.
n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues increased in fiscal 2026 due to new business started from new business bookings, strong client revenue retention, an increase in pricing, a 1% year-over-year growth impact of foreign currency, an increase in interest earned on funds held for clients of $164.1 million, and an increase in our pays per control when measured on a same-store-sales basis of 1%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased in fiscal 2026 due to the increase in revenues, including contributions from client funds interest, discussed above, partially offset by increases in expenses, including $188.6 million in selling and marketing expenses and $159.7 million in costs of servicing and implementing our clients on growing revenue.

Margin

Employer Services' margin increased in fiscal 2026 due to contributions from client funds interest revenues, operating efficiencies for costs of servicing and implementing our clients on growing revenue, and lower amortization of client contracts and lists, partially offset by increased selling and marketing expenses and the impact from the WorkForce Software acquisition in October 2024.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2026	2025	$	%
PEO Services' revenues	$7,128.1	$6,690.4	$437.7	7%
Less: PEO zero-margin benefits pass-throughs	4,607.3	4,289.0	318.3	7%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$2,520.8	$2,401.4	$119.4	5%

PEO Services' revenues increased in fiscal 2026 due to an increase in zero-margin benefits pass-throughs of $318.3 million, and growth in average worksite employees of 2% coupled with increases in average wages and state unemployment taxes per worksite employee, as compared to fiscal 2025.

Earnings before Income Taxes

PEO Services’ earnings before income taxes decreased in fiscal 2026 due to increases in expenses, including $318.3 million in zero-margin benefits pass-through costs, $52.8 million in selling and marketing expenses, and $37.1 million in operating costs related to worker's compensation coverage and state unemployment insurance, partially offset by the increase in revenues discussed above.

Margin

PEO Services' margin decreased in fiscal 2026 due to increased selling and marketing expenses, zero-margin benefit pass through costs, an increase in the pre-tax loss from ADP Indemnity, and operating costs related to state unemployment insurance, partially offset by increased revenues discussed above.

ADP Indemnity provides workers’ compensation deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in the year ended June 30, 2012 and prior from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment.

Additionally, starting in the year ended June 30, 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to $1 million per occurrence related to the workers’ compensation deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax actuarial gain of $2.8 million in fiscal 2026, as compared to a pre-tax actuarial gain of $8.8 million in fiscal 2025, due to less favorable loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $327.8 million in July 2026, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2027 policy year on terms substantially similar to the fiscal 2026 reinsurance policy.

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

	Years Ended June 30,		% Change
	2026	2025	As Reported
Net earnings	$4,413.5	$4,079.7	8%
Adjustments:
Provision for income taxes	1,316.8	1,230.4
All other interest expense (a)	141.0	114.8
All other interest income (a)	(92.9)	(94.2)
Optimization initiatives (b)	(4.5)	19.4
Business alignment program (c)	91.1	—
Gain on sale of assets	—	(2.6)
Net (gain)/loss on ADP Ventures' investments (d)	(8.4)	—
Legal settlements (e)	18.0	(0.4)
Adjusted EBIT	$5,874.6	$5,347.1	10%
Adjusted EBIT Margin	26.8%	26.0%

Provision for income taxes	$1,316.8	$1,230.4	7%
Adjustments:
Optimization initiatives (f)	(1.2)	4.8
Business alignment program (f)	23.2	—
Gain on sale of assets (f)	—	(0.6)
Net (gain)/loss on ADP Ventures' investments (f)	(2.1)	—
Legal settlements (f)	4.4	(0.1)
Adjusted provision for income taxes	$1,341.1	$1,234.5	9%
Adjusted effective tax rate (g)	23.0%	23.2%

Net earnings	$4,413.5	$4,079.7	8%
Adjustments:
Optimization initiatives (b)	(4.5)	19.4
Income tax provision for/(benefit from) optimization initiatives (f)	1.2	(4.8)
Gain on sale of assets	—	(2.6)
Income tax provision for gain on sale of assets (f)	—	0.6
Business alignment program (c)	91.1	—
Income tax benefit from business alignment program (f)	(23.2)	—
Net (gain)/loss on ADP Ventures' investments (d)	(8.4)	—
Income tax provision for net (gain)/loss on ADP Ventures' investments (f)	2.1	—
Legal settlements (e)	18.0	(0.4)
Income tax (benefit from)/provision for legal settlements (f)	(4.4)	0.1
Adjusted net earnings	$4,485.4	$4,092.0	10%

Diluted EPS	$10.94	$9.98	10%
Adjustments:
Optimization initiatives (b) (f)	(0.01)	0.03
Business alignment program (c) (f)	0.17	—
Net (gain)/loss on ADP Ventures' investments (d) (f)	(0.02)	—
Legal settlements (e) (f)	0.04	—
Adjusted diluted EPS	$11.12	$10.01	11%

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

(b) Represents partial reversals of workforce optimization initiatives from fiscal 2025 and 2024. Severance charges/(reversals) have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges/(reversals) in prior periods, these specific reversals relate to broad-based, company-wide initiatives.

(c) In Q4 2026, we incurred a charge of $91.1 million as part of a corporate-led business alignment program, which is designed to better align our organization and resources with our Strategic Priorities and to streamline the organizational structure. Costs associated with this program included severance costs of $89.1 million and strategic project costs of $2.0 million. Strategic project costs consist primarily of external advisory costs. This charge is excluded from adjusted net earnings to provide a clearer view of ongoing operations and enhance period-over-period comparability. Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike charges in prior periods, these specific charges relate to a broad-based, company-wide initiative.

(d) Represents (gains)/losses on investments made through our Corporate Venture Capital arm, ADP Ventures. (Gains)/losses on these investments may result from observable price changes, changes in ownership interest, accrued interest income, and impairment charges. These adjustments may be highly variable, are predominantly non-cash, are outside our control, and are not fundamental to the underlying operations of our business model.

(e) In fiscal 2026, this represents a net charge (establishment of a legal reserve and insurance recovery) from a legal matter settled during the year ended June 30, 2026. Refer to Note 13, Commitments and Contingencies, within the Notes to the Consolidated Financial Statements for further discussion. In fiscal 2025, this represents a reversal of a legal reserve recorded during the year ended June 30, 2023.

(f) The income tax provision was calculated based on the marginal rate in effect during the period of the adjustment.

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
2026
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, cash and cash equivalents were $4.2 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $11.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities, such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2026 and we have sufficient liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements ($7.5 billion of which is available on a committed basis in the U.S. as of June 30, 2026), together with our $11.7 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks related to our client funds extended investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows are summarized as follows:

	Years ended June 30,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$5,441.2	$4,939.7	$501.5
Investing activities	(4,713.8)	(3,035.0)	(1,678.8)
Financing activities	4,881.0	(6,973.4)	11,854.4
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(37.8)	37.3	(75.1)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,570.6	$(5,031.4)	$10,602.0

Net cash flows provided by operating activities increased due to growth in our business and a net favorable change in the components of operating assets and liabilities primarily due to timing of collections and payments, as compared to fiscal 2025.

Net cash flows used in investing activities changed primarily due to timing of net proceeds and purchases of corporate and client funds marketable securities of $2,696.2 million, offset by a net decrease in acquisitions of businesses, which totaled $1,165.1 million in fiscal 2025, primarily related to the Workforce Software acquisition.

Net cash flows provided by/(used in) financing activities changed primarily due to a net increase in the cash flow from client funds obligations of $21,516.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, a net decrease in cash distributed to our clients that was received from the Internal Revenue Service of $576.2 million, partially offset by the repayment of $4,769.5 million related to borrowings outstanding as of June 30, 2025 under the commercial paper program and an increase of $802.8 million in repurchases of common stock.

We purchased approximately 8.6 million shares of our common stock at an average price per share of $242.92 during fiscal 2026, as compared to purchases of 4.4 million shares at an average price per share of $289.11 during fiscal 2025. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Fund Obligations

We have $5.0 billion of senior unsecured notes with maturity dates in 2028, 2030, 2032, 2034, and 2036. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our senior unsecured notes.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $11.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of June 30, 2026, the Company had no commercial paper outstanding. As of June 30, 2025, the

Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2026	2025
Average daily borrowings (in billions)	$4.2	$4.1
Weighted average interest rates	4.0%	4.8%
Weighted average maturity (approximately in days)	3 days	2 days
Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to ten business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of June 30, 2026 and 2025, the Company had $139.3 million and $38.4 million, respectively, of outstanding obligations related to reverse repurchase agreements. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2026	2025
Average outstanding balances (in billions)	$3.6	$2.9
Weighted average interest rates	4.1%	4.8%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $5.7 billion, 364-day credit agreement that matures in June 2027 with a one-year term-out option. In addition, we have a five-year $2.5 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2030 and June 2031, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2026 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $11.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and device payment plan agreement receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through June 30, 2026. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 5 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures in fiscal 2026 were $195.7 million, as compared to $176.8 million in fiscal 2025. We expect capital expenditures in fiscal 2027 to be between $200.0 million and $225.0 million.

Contractual Obligations

Our contractual obligations as of June 30, 2026 relate primarily to operating leases (Note 7 of our Consolidated Financial Statements) and other arrangements recorded in our balance sheet or disclosed in the notes to our financial statements, including benefit plan obligations (Note 11 of our Consolidated Financial Statements), liabilities for uncertain tax positions (Note 12 of our Consolidated Financial Statements), purchase obligations (Note 13 of our Consolidated Financial Statements), debt obligations (Note 10 of our Consolidated Financial Statements) and $1,333.0 million of interest payments on our debt, of which $171.5 million is expected to be paid within one year.

In addition to the obligations described above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2026, the obligations relating to these matters, which are expected to be paid in fiscal 2027, total $44,415.5 million, and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $43,957.8 million of cash and cash equivalents and marketable securities to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2026.

Separately, ADP Indemnity paid a premium of $327.8 million in July 2026 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2027 policy year. As of June 30, 2026, ADP Indemnity had total assets of $824.4 million to satisfy the actuarially estimated unpaid losses of $774.3 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $8.3 million and $6.3 million, net of insurance recoveries, in fiscal 2026 and 2025, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $11.7 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.5 billion of which is available on a committed basis in the U.S. as of June 30, 2026), and available borrowings under our $11.7 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB-rated securities is 7 years, and for single A rated, AA-rated and AAA-rated securities it is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2026	2025
Average investment balances at cost:
Corporate investments	$10,390.0	$9,246.6
Funds held for clients	40,410.7	37,631.2
Total	$50,800.7	$46,877.8

Average interest rates earned exclusive of realized losses/(gains) on:
Corporate investments	3.6%	3.5%
Funds held for clients	3.4%	3.2%
Total	3.4%	3.2%

Net realized (gains)/losses on available-for-sale securities	(2.9)	1.7

As of June 30:
Net unrealized pre-tax losses on available-for-sale securities	$(459.2)	$(425.7)

Total available-for-sale securities at fair value	$37,701.3	$33,777.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 3.2% in fiscal 2025 to 3.4% in fiscal 2026. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $21.0 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2027. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $10.0 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2027.

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

Sensitivity of Estimate to Change
As the assumptions used to estimate the amortization period of the deferred costs could have a material impact on timing of recognition, we assess the amortization periods annually using historical retention rates. Actual retention rates were not materially different than those used in our calculation to determine the amortization period. We regularly review our deferred costs for impairment. There were no impairment losses incurred during the years ended June 30, 2026, June 30, 2025, or June 30, 2024.

Goodwill

Description
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

Judgments and Uncertainties
The Company’s annual goodwill impairment assessment as of June 30, 2026 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.

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

We completed our annual assessment of goodwill as of June 30, 2026 and determined that there was no impairment of goodwill. We performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.

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

Sensitivity of Estimate to Change
While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. As of June 30, 2026 and 2025, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $152.5 million and $163.0 million, respectively.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s assessment of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to projected revenue growth rates and profitability projections. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2026. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

One reporting unit within the Employer Services reportable segment has limited historical data for its HCM solution, which required significant management judgment to project revenue growth rates and profitability used to estimate the reporting unit's fair value. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projected revenue growth rates and profitability projections and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reporting unit's projected revenue growth rates and profitability projections and the selection of the weighted average cost of capital used by management to estimate the fair value contributed by the HCM solution included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit within the Employer Services reportable segment, such as controls related to management’s projected revenue growth rates and profitability projections and the selection of the weighted average cost of capital.
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
•We evaluated management’s ability to accurately project revenue growth rates and profitability by comparing actual results to management’s historical projections. Due to the limited historical data for the HCM solution, we evaluated the reasonableness of management’s projected revenue growth rates and profitability projections by comparing the projections to (1) the historical operating results of the Company’s similar existing solutions, (2) the limited operating results to date of the HCM solution, (3) internal communications to management and the board of directors, and (4) external communications made by management to analysts and investors.

Client Funds Obligations - Refer to Note 5 to the financial statements
Critical Audit Matter Description
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $44,415.5 million as of June 30, 2026. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.
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
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2026, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
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
August 5, 2026

We have served as the Company’s auditor since 1968.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2026	2025	2024

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$13,476.8	$12,692.2	$11,953.6
Interest on funds held for clients	1,354.8	1,189.1	1,024.7
PEO revenues (A)	7,115.8	6,679.6	6,224.3
TOTAL REVENUES	21,947.4	20,560.9	19,202.6

EXPENSES:
Costs of revenues:
Operating expenses	10,240.6	9,622.7	9,050.1
Research and development	1,028.8	988.6	955.7
Depreciation and amortization	490.8	486.0	470.9
TOTAL COSTS OF REVENUES	11,760.2	11,097.3	10,476.7

Selling, general, and administrative expenses	4,408.2	4,051.7	3,778.9
Interest expense	459.3	455.9	361.4
TOTAL EXPENSES	16,627.7	15,604.9	14,617.0

Other (income)/expense, net	(410.6)	(354.1)	(286.7)

EARNINGS BEFORE INCOME TAXES	5,730.3	5,310.1	4,872.3

Provision for income taxes	1,316.8	1,230.4	1,120.3

NET EARNINGS	$4,413.5	$4,079.7	$3,752.0

BASIC EARNINGS PER SHARE	$10.97	$10.02	$9.14

DILUTED EARNINGS PER SHARE	$10.94	$9.98	$9.10

Basic weighted average shares outstanding	402.3	407.1	410.6
Diluted weighted average shares outstanding	403.3	408.7	412.2
(A) For the years ended June 30, 2026 (“fiscal 2026”), June 30, 2025 (“fiscal 2025”), and June 30, 2024 (“fiscal 2024”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $81,123.2 million, $75,220.1 million, and $69,874.1 million, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2026	2025	2024

Net earnings	$4,413.5	$4,079.7	$3,752.0

Other comprehensive income/(loss):
Currency translation adjustments	(53.2)	89.0	(38.0)

Unrealized net gains/(losses) on available-for-sale securities	(30.6)	1,088.4	685.2
Tax effect	8.5	(250.7)	(162.2)
Reclassification of realized net (gains)/losses on available-for-sale securities to net earnings	(2.9)	1.7	5.9
Tax effect	0.7	(0.3)	(1.3)

Unrealized net gains/(losses) on cash flow hedging activities	3.7	(15.6)	—
Tax effect	(0.9)	3.8	—
Amortization of unrealized net (gains)/losses on cash flow hedging activities	6.0	5.4	4.4
Tax effect	(1.5)	(1.3)	(1.1)

Pension net gains/(losses) arising during the year	63.9	8.5	5.6
Tax effect	(15.8)	(2.1)	(1.1)
Reclassification of pension liability adjustment to net earnings	4.4	(2.4)	0.1
Tax effect	(1.0)	0.5	—

Other comprehensive income/(loss), net of tax	(18.7)	924.9	497.5
Comprehensive income	$4,394.8	$5,004.6	$4,249.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,230.1	$3,347.8
Short-term marketable securities	—	4,498.8
Accounts receivable, net of allowance for doubtful accounts of $44.5 and $47.1, respectively	3,521.1	3,579.1
Other current assets	852.1	840.8
Total current assets before funds held for clients	8,603.3	12,266.5
Funds held for clients	43,957.8	30,985.7
Total current assets	52,561.1	43,252.2
Property, plant and equipment, net	641.3	655.4
Operating lease right-of-use assets	388.6	374.1
Deferred contract costs	3,244.1	3,154.1
Other assets	1,420.5	1,057.0
Goodwill	3,284.4	3,273.5
Intangible assets, net	1,653.3	1,603.0
Total assets	$63,193.3	$53,369.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$162.5	$169.1
Accrued expenses and other current liabilities	3,218.5	3,092.4
Accrued payroll and payroll-related expenses	1,039.4	973.1
Dividends payable	671.9	620.6
Short-term deferred revenues	267.5	262.8
Obligations under reverse repurchase agreements (A)	139.3	38.4
Obligations under commercial paper borrowings	—	4,769.5
Income taxes payable	110.3	9.1
Total current liabilities before client funds obligations	5,609.4	9,935.0
Client funds obligations	44,415.5	31,343.3
Total current liabilities	50,024.9	41,278.3
Long-term debt	4,964.1	3,974.7
Operating lease liabilities	306.7	321.2
Other liabilities	1,141.4	1,058.3
Deferred income taxes	339.1	163.6
Long-term deferred revenues	385.9	385.2
Total liabilities	57,162.1	47,181.3

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2026 and June 30, 2025; outstanding, 397.8 and 405.3 shares at June 30, 2026 and June 30, 2025, respectively	63.9	63.9
Capital in excess of par value	3,067.9	2,788.3
Retained earnings	26,967.4	25,240.6
Treasury stock - at cost: 240.9 and 233.4 shares at June 30, 2026 and June 30, 2025, respectively	(23,165.9)	(21,021.4)
Accumulated other comprehensive (loss)/income	(902.1)	(883.4)
Total stockholders’ equity	6,031.2	6,188.0
Total liabilities and stockholders’ equity	$63,193.3	$53,369.3

(A) As of June 30, 2026, $138.6 million of long-term marketable securities, and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2025, $38.4 million of short-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2023	638.7	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)
Net earnings	—	—	—	3,752.0	—	—
Other comprehensive income	—	—	—	—	—	497.5
Stock-based compensation expense	—	—	219.3	—	—	—
Issuances relating to stock compensation plans	—	—	85.3	—	63.1	—
Treasury stock acquired (5.1 million shares repurchased)	—	—	—	—	(1,330.9)	—
Dividends ($5.45 per share)	—	—	—	(2,247.8)	—	—

Balance at June 30, 2024	638.7	$63.9	$2,406.9	$23,622.2	$(19,737.1)	$(1,808.3)
Net earnings	—	—	—	4,079.7	—	—
Other comprehensive income	—	—	—	—	—	924.9
Stock-based compensation expense	—	—	234.9	—	—	—
Issuances relating to stock compensation plans	—	—	146.5	—	73.0	—
Treasury stock acquired (4.4 million shares repurchased)	—	—	—	—	(1,357.3)	—
Dividends ($6.02 per share)	—	—	—	(2,461.3)	—	—

Balance at June 30, 2025	638.7	$63.9	$2,788.3	$25,240.6	$(21,021.4)	$(883.4)
Net earnings	—	—	—	4,413.5	—	—
Other comprehensive loss	—	—	—	—	—	(18.7)
Stock-based compensation expense	—	—	223.3	—	—	—
Issuances relating to stock compensation plans	—	—	56.3	—	34.0	—
Treasury stock acquired (8.6 million shares repurchased)	—	—	—	—	(2,178.5)	—
Dividends ($6.64 per share)	—	—	—	(2,686.7)	—	—
Balance at June 30, 2026	638.7	$63.9	$3,067.9	$26,967.4	$(23,165.9)	$(902.1)

See notes to the Consolidated Financial Statements

Automatic Data Processing, Inc . and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2026	2025	2024
Cash Flows from Operating Activities:
Net earnings	$4,413.5	$4,079.7	$3,752.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	585.9	582.4	561.9
Amortization of deferred contract costs	1,200.5	1,145.3	1,067.6
Deferred income taxes	156.4	37.0	(37.4)
Stock-based compensation expense	242.6	266.1	243.5
Bad debt expense	47.5	53.2	54.6
Net pension (income)/expense	(15.4)	(19.7)	(22.9)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(88.2)	(72.2)	(42.6)
Other	4.2	13.4	(1.7)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	1.0	(146.6)	(483.7)
Increase in deferred contract costs	(1,307.9)	(1,290.3)	(1,271.2)
Increase in other assets	(204.5)	(59.8)	(157.2)
Increase/(decrease) in accounts payable	(4.5)	60.6	1.8
Increase in accrued expenses and other liabilities	410.1	290.6	492.9
Net cash flows provided by operating activities	5,441.2	4,939.7	4,157.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(12,359.7)	(7,857.9)	(6,835.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	8,344.7	6,539.1	6,039.5
Capital expenditures	(196.6)	(168.7)	(208.4)
Additions to intangibles	(468.5)	(378.3)	(355.0)
Acquisitions of businesses, net of cash acquired	(22.8)	(1,165.1)	(33.6)
Proceeds from the sale of property, plant, and equipment and other assets	—	10.8	28.3
Other	(10.9)	(14.9)	(24.5)
Net cash flows used in investing activities	(4,713.8)	(3,035.0)	(1,389.0)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	13,242.6	(8,274.0)	1,014.1
Net cash (distributed)/received from the Internal Revenue Service	24.0	(552.2)	602.7
Payments of debt	(1.1)	(1,001.2)	(0.9)
Proceeds from the issuance of debt	985.7	1,980.3	—
Settlement of cash flow hedges	3.7	(15.6)	—
Repurchases of common stock	(2,083.3)	(1,280.5)	(1,231.7)
Net (repurchases)/proceeds from stock-based compensation plans and stock purchase plan	(1.0)	131.0	47.2
Dividends paid	(2,626.3)	(2,398.9)	(2,183.1)
Net (payments)/proceeds related to reverse repurchase agreements	106.2	(331.8)	320.0
Net (payments)/proceeds from issuance of commercial paper	(4,769.5)	4,769.5	—
Net cash flows provided by/(used in) financing activities	4,881.0	(6,973.4)	(1,431.7)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(37.8)	37.3	(22.4)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,570.6	(5,031.4)	1,314.5

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	5,054.6	10,086.0	8,771.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$10,625.2	$5,054.6	$10,086.0

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$4,230.1	$3,347.8	$2,913.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	6,395.1	1,706.8	7,172.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,625.2	$5,054.6	$10,086.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$439.6	$426.8	$353.9
Cash paid for income taxes, net of income tax refunds	$1,006.7	$1,198.0	$1,185.2
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

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees), interest on funds held for clients, payroll tax filing funds, other Employer Services' client-related funds, and fees charged to implement clients on the Company's solutions. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees).

The Company enters into service agreements with clients that include anywhere from one service to a full suite of services. The Company’s agreements vary in duration having a legally enforceable term of 30 days to 7 years. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. The Company uses the output method based on a fixed fee per employee serviced to recognize revenue, as the value to the client of the goods or services transferred to date (e.g., number of payees) appropriately depicts our performance towards complete satisfaction of the performance obligation. The timing of revenue recognition is generally consistent with client invoicing, which occurs monthly either as services are provided or in arrears. The Company does not recognize contract assets because its right to consideration becomes unconditional at the time revenue is recognized.

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
D. Deferred Costs.
Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) that are expected to be recovered are capitalized and amortized on a straight-line basis over a period of three to eight years, depending on the business unit. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. These costs are included in selling, general, and administrative expenses.
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
E. Cash and Cash Equivalents. Highly liquid investment securities with a maturity of ninety days or fewer at the time of purchase are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

F. Corporate Investments and Funds Held for Clients. All of the Company's marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are aggregated and are included in other (income)/expense, net on the Statements of Consolidated Earnings.

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

Premiums and discounts are amortized or accreted over the expected life of the related available-for-sale security as an adjustment to the yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

The Company's corporate investments and funds held for clients (see Note 5) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model used by the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s mortgage-backed securities (that are included within Other securities in Note 5) and asset-backed securities, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes quoted prices for similar assets, benchmark yield curves, and market corroborated inputs. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company had no available-for-sale securities included in Level 1 and Level 3 at June 30, 2026.

The Company issued five series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $5.0 billion (collectively the “Notes”). The fair value of the Notes are estimated in Note 10 utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

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

The Company's annual goodwill impairment assessment as of June 30, 2026 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions, including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences. As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins. Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.

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

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2026
Net earnings	$4,413.5			$4,413.5
Weighted average shares (in millions)	402.3	0.3	0.7	403.3
EPS	$10.97			$10.94

2025
Net earnings	$4,079.7			$4,079.7
Weighted average shares (in millions)	407.1	0.6	1.0	408.7
EPS	$10.02			$9.98

2024
Net earnings	$3,752.0			$3,752.0
Weighted average shares (in millions)	410.6	0.7	0.9	412.2
EPS	$9.14			$9.10

Shares that could potentially dilute basic EPS in the future include outstanding share-based compensation awards, which are discussed in Note 11. For fiscal 2026, there were 0.6 million shares excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, and for fiscal 2025 and 2024, there were no shares excluded from the calculation of diluted EPS.

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

Fees related to cloud-based subscriptions for which the Company has the right to take possession of the software at any time during the hosting period (without significant penalty) and can run the software on internal hardware, or through contract with a third party vendor to host the software, is recognized as an intangible asset and capitalized following the Internal Use Software guidance under ASC 350-40. Subscriptions where the Company accesses the software through the cloud but cannot take possession of the software during the hosting period is treated as a service contract, and as such hosting fees are expensed.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by tax authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2026 and 2025, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $152.5 million and $163.0 million, respectively.

S. Workers’ Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers’ compensation coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. PEO Services has secured a workers’ compensation and insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in the year ended June 30, 2012 and prior from an admitted and licensed insurance company of AIG. The Company has obtained approximately $390 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2026 and 2025 under the letters of credit.

Additionally, starting in the year ended June 30, 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by the Company up to $1 million per occurrence related to workers’ compensation deductible reimbursement insurance protection for PEO services worksite employees. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $278.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2026 policy year up to $1 million per occurrence. ADP Indemnity paid a premium of $327.8 million in July 2026 to enter into a reinsurance arrangement to cover substantially all losses for the year ending June 30, 2027 ("fiscal 2027") policy year on terms substantially similar to the fiscal 2026 policy.

T. Contingencies. In the normal course of business, the Company is subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, and tax matters. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability. These accruals are adjusted periodically as assessments change or additional information becomes available. Loss contingencies are included in selling, general, and administrative expenses.

If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose material contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in selling, general, and administrative expenses.

Any claim for insurance recovery is recognized only when realization becomes probable.

U. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

Effective June 30, 2026, the Company adopted Accounting Standard Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", applying the new requirements prospectively. This update enhanced the transparency and decision usefulness of income tax disclosures. The adoption of ASU 2023-09 did not impact the Company's consolidated results of operations, financial condition, or cash flows. Refer to Note 12 for further details.

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

HCM provides a suite of product offerings that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement. Global is generally consistent with the types of services provided within HCM but represent geographies outside of the United States and includes our multinational offerings. HCM and Global revenues are primarily attributable to fees for providing payroll services, benefits administration, talent management, workforce management solutions, compliance solutions, retirement services and HR management and fees charged to implement the Company's solutions for clients.

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

The following tables provide details of the Company's revenues and includes a reconciliation to the Company’s reportable segments:

	Years Ended
	June 30,
Types of Revenues	2026	2025	2024
HCM	$9,110.6	$8,674.5	$8,155.7
HRO, excluding PEO zero-margin benefits pass-throughs	3,973.5	3,782.3	3,544.2
PEO zero-margin benefits pass-throughs	4,607.3	4,289.0	3,975.9
Global	2,901.2	2,626.0	2,502.1
Interest on funds held for clients	1,354.8	1,189.1	1,024.7
Total revenues	$21,947.4	$20,560.9	$19,202.6

Reconciliation of disaggregated revenue to our reportable segments for the year ended June 30, 2026:

Types of Revenues	Employer Services	PEO	Total
HCM	$9,120.4	$—	$9,120.4
HRO, excluding PEO zero-margin benefits pass-throughs	1,467.4	2,508.4	3,975.8
PEO zero-margin benefits pass-throughs	—	4,607.3	4,607.3
Global	2,901.2	—	2,901.2
Interest on funds held for clients	1,342.4	12.4	1,354.8
Total segment revenues	14,831.4	7,128.1	21,959.5
Intercompany eliminations			(12.1)
Total consolidated revenues			$21,947.4

Reconciliation of disaggregated revenue to our reportable segments for the year ended June 30, 2025:

Types of Revenues	Employer Services	PEO	Total
HCM	$8,684.5	$—	$8,684.5
HRO, excluding PEO zero-margin benefits pass-throughs	1,394.3	2,390.6	3,784.9
PEO zero-margin benefits pass-throughs	—	4,289.0	4,289.0
Global	2,626.0	—	2,626.0
Interest on funds held for clients	1,178.3	10.8	1,189.1
Total segment revenues	13,883.1	6,690.4	20,573.5
Intercompany eliminations			(12.6)
Total consolidated revenues			$20,560.9

Reconciliation of disaggregated revenue to our reportable segments for the year ended June 30, 2024:

Types of Revenues	Employer Services	PEO	Total
HCM	$8,164.2	$—	$8,164.2
HRO, excluding PEO zero-margin benefits pass-throughs	1,299.1	2,248.4	3,547.5
PEO zero-margin benefits pass-throughs	—	3,975.9	3,975.9
Global	2,502.1	—	2,502.1
Interest on funds held for clients	1,015.4	9.3	1,024.7
Total segment revenues	12,980.8	6,233.6	19,214.4
Intercompany eliminations			(11.8)
Total consolidated revenues			$19,202.6

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions services is generally consistent with client invoicing, which occurs monthly either as services are provided or in arrears. When invoicing occurs in arrears, our right to consideration is unconditional and arises solely from the passage of time. Accordingly, the Company does not recognize contract assets related to the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the year ended June 30, 2026 were as follows:

Contract Liability
Contract liability, July 1, 2025	$520.2
Recognition of revenue included in beginning of year contract liability	(139.5)
Contract liability, net of revenue recognized on contracts during the year	147.5
Currency translation adjustments	(2.6)
Contract liability, June 30, 2026	$525.6

Deferred costs

The balance is as follows:

June 30,	2026	2025
Deferred costs to obtain a contract	$1,500.4	$1,438.6
Deferred costs to fulfill a contract	1,743.7	1,715.5
Total deferred contract costs (1)	$3,244.1	$3,154.1

(1) The amount of total deferred costs amortized during the years ended June 30, 2026, June 30, 2025, and June 30, 2024 were $1,200.5 million, $1,145.3 million, and $1,067.6 million, respectively.

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

NOTE 4. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2026	2025	2024
Interest income on corporate funds	$(371.0)	$(319.5)	$(241.3)
Realized (gains)/losses on available-for-sale securities, net	(2.9)	1.7	5.9
Gain on sale of assets	—	(5.0)	(17.1)
Non-service components of pension income, net	(28.3)	(31.3)	(34.2)
Net (gain)/loss on ADP Ventures' investments	(8.4)	—	—
Other (income)/expense, net	$(410.6)	$(354.1)	$(286.7)

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2026 and 2025 were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$10,625.2	$—	$—	$10,625.2
Available-for-sale securities:
Corporate bonds	18,643.3	48.1	(342.0)	18,349.4
U.S. Treasury securities	10,873.1	17.8	(57.4)	10,833.5
Asset-backed securities	2,437.3	10.4	(15.0)	2,432.7
Canadian government obligations and Canadian government agency obligations	2,055.0	13.9	(22.0)	2,046.9
Canadian provincial bonds	1,186.2	15.3	(19.6)	1,181.9
U.S. government agency securities	930.3	1.9	(70.5)	861.7
Other securities	2,035.3	7.8	(47.9)	1,995.2

Total available-for-sale securities	38,160.5	115.2	(574.4)	37,701.3

Total corporate investments and funds held for clients	$48,785.7	$115.2	$(574.4)	$48,326.5

(A) Included within available-for-sale securities are corporate investments with fair values of $138.6 million and funds held for clients with fair values of $37,562.7 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at June 30, 2026.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2026, are as follows:

	June 30, 2026
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(83.5)	$7,318.7	$(258.5)	$6,252.1	$(342.0)	$13,570.8
U.S. Treasury securities	(51.8)	6,176.1	(5.6)	308.2	(57.4)	6,484.3
Asset-backed securities	(8.8)	992.6	(6.2)	298.1	(15.0)	1,290.7
Canadian government obligations and Canadian government agency obligations	(2.2)	283.0	(19.8)	444.4	(22.0)	727.4
Canadian provincial bonds	(1.4)	129.8	(18.2)	379.4	(19.6)	509.2
U.S. government agency securities	(1.3)	75.0	(69.2)	659.9	(70.5)	734.9
Other securities	(5.8)	834.0	(42.1)	587.5	(47.9)	1,421.5
	$(154.8)	$15,809.2	$(419.6)	$8,929.6	$(574.4)	$24,738.8

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2025 are as follows:

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

At June 30, 2026, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2026 through June 2036.

At June 30, 2026, asset-backed securities include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, and device payment plan agreement receivables with fair values of $968.7 million, $853.1 million, and $359.2 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2026.

At June 30, 2026, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $654.0 million and $135.4 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aa1 by Moody's and AA+ by Standard & Poor's, with maturities ranging from July 2026 through January 2036.

At June 30, 2026, other securities primarily include AA-rated United Kingdom Gilt securities of $737.8 million, municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $557.7 million, commercial mortgage-backed securities of $320.2 million, and AAA-rated supranational bonds of $230.2 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2026	2025
Corporate investments:
Cash and cash equivalents	$4,230.1	$3,347.8
Short-term marketable securities (a)	—	4,498.8
Long-term marketable securities (b)	138.6	—
Total corporate investments	$4,368.7	$7,846.6

(a) - Represents short-term marketable securities related to proceeds held from short-term U.S. commercial paper borrowings made in connection with our client funds investment strategy. Refer to Note 9 for further details.
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

Funds held for clients have been invested in the following categories:

June 30,	2026	2025
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$6,395.1	$1,706.8
Restricted short-term marketable securities held to satisfy client funds obligations	5,871.3	3,155.7
Restricted long-term marketable securities held to satisfy client funds obligations	31,691.4	26,123.2
Total funds held for clients	$43,957.8	$30,985.7

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $44,415.5 million and $31,343.3 million as of June 30, 2026 and 2025, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2026, $38,969.2 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at June 30, 2026.

Expected maturities of available-for-sale securities at June 30, 2026 are as follows:

One year or less	$5,871.3
One year to two years	5,668.1
Two years to three years	6,585.0
Three years to four years	8,075.4
After four years	11,501.5
Total available-for-sale securities	$37,701.3

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2026 and 2025 are as follows:

June 30,	2026	2025
Property, plant and equipment:
Land and buildings	$648.4	$637.2
Data processing equipment	1,330.7	1,264.5
Furniture, leaseholds and other	705.3	675.7
	2,684.4	2,577.4
Less: accumulated depreciation	(2,043.1)	(1,922.0)
Property, plant and equipment, net	$641.3	$655.4

Depreciation of property, plant and equipment was $201.1 million, $201.8 million, and $190.3 million for fiscal 2026, 2025 and 2024, respectively.

As of June 30, 2026, the Company had certain assets classified as held for sale with a carrying value of approximately $7.0 million, which is not material for reclassification separately on the Consolidated Balance Sheet. As of June 30, 2025, the Company did not have any assets classified as held for sale.

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

The components of operating lease expense were as follows:

	Year ended
	June 30,
	2026	2025	2024
Operating lease cost	$124.7	$111.8	$125.0
Short-term lease cost	1.2	1.2	1.4
Variable lease cost	22.0	20.3	18.3
Total operating lease cost	$147.9	$133.3	$144.7

The following table provides supplemental cash flow information related to the Company's leases:

	Year ended
	June 30,
	2026	2025	2024
Cash paid for operating lease liabilities	$157.5	$127.5	$125.5
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$133.9	$100.7	$97.4

Other information related to our operating lease liabilities is as follows:

	June 30,	June 30,
	2026	2025
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	3.9%	3.6%
Current operating lease liability	$103.6	$100.8

As of June 30, 2026, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2027	$112.3
Twelve months ending June 30, 2028	90.6
Twelve months ending June 30, 2029	64.4
Twelve months ending June 30, 2030	53.4
Twelve months ending June 30, 2031	44.2
Thereafter	98.2
Total undiscounted lease obligations	463.1
Less: Imputed interest	(52.8)
Net lease obligations	$410.3

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the years ended June 30, 2026 and 2025 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2024	$2,348.8	$4.8	$2,353.6
Additions and other adjustments	887.0	—	887.0
Currency translation adjustments	32.9	—	32.9
Balance at June 30, 2025	$3,268.7	$4.8	$3,273.5
Additions and other adjustments	21.3	—	21.3
Currency translation adjustments	(10.4)	—	(10.4)
Balance at June 30, 2026	$3,279.6	$4.8	$3,284.4

Components of intangible assets, net, are as follows:

June 30,	2026	2025
Intangible assets:
Software and software licenses	$4,369.7	$4,103.6
Customer contracts and lists	1,487.0	1,429.4
Other intangibles	250.1	249.8
	6,106.8	5,782.8
Less accumulated amortization:
Software and software licenses	(3,023.4)	(2,830.3)
Customer contracts and lists	(1,184.4)	(1,105.6)
Other intangibles	(245.7)	(243.9)
	(4,453.5)	(4,179.8)
Intangible assets, net	$1,653.3	$1,603.0

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 2 years for other intangibles). Amortization of intangible assets was $384.8 million, $380.6 million, and $371.6 million for fiscal 2026, 2025, and 2024, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2027	$424.7
Twelve months ending June 30, 2028	$298.7
Twelve months ending June 30, 2029	$261.1
Twelve months ending June 30, 2030	$215.7
Twelve months ending June 30, 2031	$176.0

NOTE 9. SHORT TERM FINANCING

The Company has a $5.7 billion, 364-day credit agreement that matures in June 2027 with a one-year term-out option. The Company also has a $2.5 billion five-year credit facility that matures in June 2030 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $3.5 billion five-year credit facility maturing in June 2031 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2026 and 2025 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $11.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of June 30, 2026 the Company had no commercial paper outstanding. As of June 30, 2025, the Company had $4.8 billion of commercial paper outstanding, which was repaid in early July 2025. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2026	2025
Average daily borrowings (in billions)	$4.2	$4.1
Weighted average interest rates	4.0%	4.8%
Weighted average maturity (approximately in days)	3 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to ten business days. As of June 30, 2026 and 2025, the Company had $139.3 million and $38.4 million, respectively, of outstanding obligations related to reverse repurchase agreements. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2026	2025
Average outstanding balances (in billions)	$3.6	$2.9
Weighted average interest rates	4.1%	4.8%

NOTE 10. DEBT

The Company issued five series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $5.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

During the fourth quarter ended June 30, 2026, the Company issued $1.0 billion of senior notes due in 2036 bearing a fixed interest rate of 5.00%. In connection with the senior notes issuance, the Company also terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion ($300.0 million were entered into during the fourth quarter ended June 30, 2026, and $700.0 million were entered into on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized gain of $3.7 million was deferred in accumulated other comprehensive (loss)/income and will be amortized to earnings over the life of the respective issued Note as the interest payments are made.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2026 and 2025 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2026	June 30, 2025
Fixed-rate 1.70% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.25% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.75% notes due May 8, 2032	4.95%	1,000.0	1,000.0
Fixed-rate 4.45% notes due September 9, 2034	4.75%	1,000.0	1,000.0
Fixed-rate 5.00% notes due May 7, 2036	5.14%	1,000.0	—
Other		1.8	2.9
		5,001.8	4,002.9
Less: current portion (a)		(1.0)	(1.0)
Less: unamortized discount and debt issuance costs		(36.7)	(27.2)
Total long-term debt		$4,964.1	$3,974.7

(a) - Current portion of long-term debt as of June 30, 2026 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2026, the fair value of the Notes, based on Level 2 inputs, was $4,803.0 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies."

NOTE 11. EMPLOYEE BENEFIT PLANS

A.  Stock-based Compensation Plans

The Company's share-based compensation plan consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, performance-based restricted stock units, and other stock awards. The Company also offers an employee stock purchase plan for eligible employees. Beginning in September 2022, the Company discontinued granting stock options, time-based restricted stock and performance-based restricted stock. Awards granted September 2022 and after have been grants of time-based restricted stock units and/or performance-based restricted stock units, depending on employee eligibility. Time-based restricted stock units and performance-based restricted stock units granted to employees with a home country of the United States are settled in stock, and those units granted to employees with a home country outside the United States are generally settled in cash. As of June 30, 2026, approximately 18.4 million registered shares were available for future grants, excluding the impact of performance-based restricted stock units outstanding as of June 30, 2026, from the 26.6 million shares previously authorized for issuance under the share-based compensation plan.

•Restricted Stock.
•Time-Based Restricted Stock Units. Time-based restricted stock units generally vest ratably over 3 years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

Time-based restricted stock units granted to employees with a home country of the United States are settled in stock and cannot be transferred during the vesting period. Time-based restricted stock units granted to employees with a home country outside the United States are generally settled in cash and cannot be transferred during the vesting period. Compensation expense relating to the issuance of share-settled units is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Compensation expense relating to the issuance of cash-settled units is recorded over the vesting period and is initially based on the fair value of the award on the grant date and is subsequently remeasured at each reporting date during the vesting period based on the change in the ADP stock price. Dividend cash equivalents are paid on share-settled units, and dividend cash equivalents are not paid on cash-settled units.

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
•Employee Stock Purchase Plan. The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value of the Company's common stock on the last day of the offering period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded. As of June 30, 2026, approximately 4.3 million shares were available for future issuances from the 70.0 million shares previously authorized for issuance under the employee stock purchase plan.

The Company currently utilizes treasury stock to satisfy stock option exercises and issuances related to restricted stock units and the Company's employee stock purchase plan. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 8.6 million shares in fiscal 2026 as compared to 4.4 million shares repurchased in fiscal 2025. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $26.0 million, $24.0 million, and $24.1 million during fiscal years 2026, 2025, and 2024, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2026, 2025, and 2024, respectively:

Years ended June 30,	2026	2025	2024
Operating expenses	$32.9	$36.0	$30.0
Selling, general, and administrative expenses	176.0	193.7	179.5
Research and development	33.7	36.4	34.0
Total pretax stock-based compensation expense	$242.6	$266.1	$243.5

Income tax benefit	$60.0	$66.0	$60.2

As of June 30, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock units amounted to $216.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years. As of June 30, 2026, there were no remaining unrecognized compensation costs related to restricted stock and stock options, as these awards were fully vested.

In fiscal 2026, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2025	1,035	$164
Options exercised	(199)	$167
Options outstanding at June 30, 2026	836	$163
Options exercisable at June 30, 2026	836	$163

The aggregate intrinsic value of outstanding and exercisable stock options as of June 30, 2026 was $50.5 million with a remaining life of 3 years. The aggregate intrinsic value for stock options exercised in fiscal 2026, 2025, and 2024 was $20.6 million, $134.0 million, and $63.2 million, respectively.

Time-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2025	1,174
Restricted units granted	627
Restricted units vested	(576)
Restricted units forfeited	(60)
Restricted units outstanding at June 30, 2026	1,165

Performance-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2025	778
Restricted units granted	405
Restricted units vested	(372)
Restricted units forfeited	(26)
Restricted units outstanding at June 30, 2026	785
The weighted average fair values of shares/units granted were as follows:

Years ended June 30,	2026	2025	2024
(in dollars)
Performance-based restricted shares/units	$299.31	$283.84	$262.56
Time-based restricted shares/units	$301.02	$277.10	$255.29

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

The Company's pension plans' funded status as of June 30, 2026 and 2025 is as follows:

June 30,	2026	2025

Change in plan assets:
Fair value of plan assets at beginning of year	$1,938.2	$1,879.6
Actual return on plan assets	151.6	147.7
Employer contributions	17.8	20.1
Currency translation adjustments	(3.5)	3.7
Benefits paid	(118.9)	(112.9)
Fair value of plan assets at end of year	$1,985.2	$1,938.2

Change in benefit obligation:
Benefit obligation at beginning of year	$1,718.6	$1,706.2
Service cost	8.1	6.0
Interest cost	86.9	87.4
Actuarial loss/(gain) (a)	(28.3)	26.0
Currency translation adjustments	(3.0)	5.9
Curtailments and special termination benefits	(0.5)	(0.3)
Benefits paid	(118.4)	(112.6)
Projected benefit obligation at end of year	$1,663.4	$1,718.6

Funded status - plan assets less benefit obligations	$321.8	$219.6
(a) The actuarial gain for fiscal 2026 was primarily due to changes in the discount rate.

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2026 and 2025 consisted of:

June 30,	2026	2025

Noncurrent assets	$431.1	$334.2
Current liabilities	(6.5)	(5.9)
Noncurrent liabilities	(102.8)	(108.7)
Net amount recognized	$321.8	$219.6

The accumulated benefit obligation for all defined benefit pension plans was $1,638.0 million and $1,694.9 million at June 30, 2026 and 2025, respectively.

The Company's pension plans with projected benefit obligations in excess of plan assets as of June 30, 2026 and 2025 had the following projected benefit obligation and fair value of plan assets:

June 30,	2026	2025

Projected benefit obligation	$154.1	$151.3
Fair value of plan assets	$44.8	$36.7

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2026 and 2025 had the following accumulated benefit obligation and fair value of plan assets:

June 30,	2026	2025

Accumulated benefit obligation	$108.3	$107.9
Fair value of plan assets	$11.6	$9.2

The components of net pension (income)/expense were as follows:

	2026	2025	2024
Service cost – benefits earned during the year	$8.1	$6.0	$5.2
Interest cost on projected benefits	86.9	87.4	84.6
Expected return on plan assets	(113.4)	(116.0)	(115.9)
Net amortization and deferral	3.0	3.2	2.9
Special termination benefits, plan curtailments, and settlement charges	—	(0.3)	0.3
Net pension (income)/expense	$(15.4)	$(19.7)	$(22.9)

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $210.5 million and $0.9 million, respectively, at June 30, 2026. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income (loss).

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2026	2025

Discount rate	5.55%	5.35%
Interest crediting rate	3.95%	3.85%
Increase in compensation levels	N/A	N/A

Assumptions used to determine the net pension (income)/expense generally were:

Years ended June 30,	2026	2025	2024

Discount rate	5.35%	5.40%	5.10%
Interest crediting rate	3.85%	3.70%	3.50%
Expected long-term rate of return on assets	5.90%	6.00%	6.00%
Increase in compensation levels	N/A	N/A	N/A

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

Plan Assets

The Company's pension plans' asset allocations for the U.S. plan at June 30, 2026 and 2025 by asset category were as follows:

	2026	2025

Cash and cash equivalents	1%	5%
Fixed income securities	73%	69%
U.S. equity securities	17%	11%
International equity securities	9%	6%
Global equity securities	—%	9%
	100%	100%

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

The target asset allocation ranges for the U.S. plan are generally as follows:

U.S. fixed income securities and cash	70% - 80%
U.S. equity securities	9% - 19%
International equity securities	4% - 11%
Global equity securities	—% - 11%

As of June 30, 2026 and 2025, the U.S. pension plan asset allocations are within the target ranges.

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

The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 1 and Level 3 investments at June 30, 2026.

The following table presents the investments of the pension plans measured at fair value at June 30, 2026:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$534.2	$—	$534.2
Government securities	—	536.3	—	536.3
Corporate and municipal bonds	—	854.4	—	854.4
Mortgage-backed security bonds	—	38.6	—	38.6
Total pension asset investments	$—	$1,963.5	$—	$1,963.5

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $21.7 million as of June 30, 2026, which have been classified as Level 1 in the fair value hierarchy.

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

Contributions

During fiscal 2026, the Company contributed $17.8 million to the pension plans. The Company expects to contribute $8.2 million to the pension plans during fiscal 2027.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2027 to the year ended June 30, 2031 are $117.6 million, $123.0 million, $126.7 million, $130.5 million, and $134.6 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2032 to the year ended June 30, 2036 are $662.9 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2026 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $199.9 million, $191.2 million, and $184.1 million for the calendar years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 12. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2026	2025	2024

Earnings before income taxes:
United States	$5,198.7	$4,825.6	$4,408.0
Foreign	531.6	484.5	464.3
	$5,730.3	$5,310.1	$4,872.3

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2026	2025	2024

Current:
Federal	$785.4	$880.5	$847.4
Foreign	217.2	136.0	132.8
State	157.9	176.9	177.5
Total current	1,160.5	1,193.4	1,157.7

Deferred:
Federal	160.1	0.7	(18.7)
Foreign	(14.2)	19.4	(6.6)
State	10.4	16.9	(12.1)
Total deferred	156.3	37.0	(37.4)
Total provision for income taxes	$1,316.8	$1,230.4	$1,120.3

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2026	%

U.S. Federal Statutory Tax Rate	1,203.4	21.0

Increase/(decrease) in provision from:
State and local income taxes, net of federal income tax effect (a)	151.0	2.6
Foreign tax effects	82.8	1.5
Effect of cross-border tax laws	(50.7)	(0.9)
Tax credits	(43.5)	(0.7)
Nontaxable or nondeductible items	2.0	—
Changes in unrecognized tax benefits	(12.7)	(0.2)
Other	(15.5)	(0.3)
	$1,316.8	23.0

(a) State taxes in California, New York, New Jersey, and Illinois, made up the majority (greater than 50 percent) of the tax effect in this category.

Differences between the U.S. statutory federal rate and the Company's effective income tax rate for periods prior to the adoption of ASU 2023-09 are as follows:

Years ended June 30,	2025	%	2024	%

Provision for taxes at U.S. statutory rate	$1,115.1	21.0	$1,023.2	21.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	128.0	2.4	120.6	2.5
Foreign rate differential	39.0	0.7	41.0	0.9
Excess tax benefit - Stock-based compensation	(24.3)	(0.4)	(17.1)	(0.4)
Other	(27.4)	(0.5)	(47.4)	(1.0)
	$1,230.4	23.2	$1,120.3	23.0

The effective tax rate in fiscal 2026 and 2025 was 23.0% and 23.2%, respectively. The decrease in the effective tax rate is primarily due to a decrease in uncertain tax positions and an increase in tax credits offset by a lower benefit for adjustments to prior year tax liabilities and a lower excess tax benefit on stock-based compensation for fiscal 2026 as compared to fiscal 2025.

The effective tax rate for fiscal 2025 and 2024 was 23.2% and 23.0%, respectively. The increase in the effective tax rate is primarily due to higher reserves for uncertain tax positions in fiscal 2025 and a valuation allowance release in fiscal 2024 offset by an increase in the excess tax benefit on stock-based compensation in fiscal 2025.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2026	2025

Deferred tax assets:
Accrued expenses not currently deductible	$294.9	$256.7
Stock-based compensation expense	59.8	56.0
Foreign tax credits	9.6	8.8
Fixed and intangible assets	80.7	216.8
Net operating losses	57.4	59.3
Disallowed business interest expense carryforward	—	30.9
Unrealized investment losses, net	106.1	98.4
Other	32.2	28.5
	640.7	755.4
Less: valuation allowances	(24.1)	(23.8)
Deferred tax assets, net	$616.6	$731.6

Deferred tax liabilities:
Deferred contract costs	$664.9	$654.0
Prepaid expenses	122.3	103.1
Prepaid retirement benefits	76.6	53.1
Tax on unrepatriated earnings	10.4	12.0
Other	17.3	16.9
Deferred tax liabilities	891.5	839.1
Net deferred tax (liabilities)/assets	$(274.9)	$(107.5)

There are $64.2 million and $56.1 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2026 and 2025, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $55.5 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2026, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $173.5 million as of June 30, 2026, of which $18.8 million expire through the year ending June 30, 2046 and $154.7 million have an indefinite utilization period. As of June 30, 2026, the Company has approximately $24.0 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code, of which $8.7 million expire through the year ending June 30, 2036 and $15.3 million have an indefinite utilization period.

The Company has state net operating loss carry-forwards of approximately $140.0 million as of June 30, 2026, which expire through the year ending June 30, 2046. The Company has recorded valuation allowances of $24.1 million and $23.8 million at June 30, 2026 and 2025, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Years ended June 30,	2026

U.S. Federal	$672.5
U.S. State	167.9
Foreign	166.3
Total income taxes paid	$1,006.7

Income tax payments were approximately $1,198.0 million and $1,185.2 million for fiscal 2025 and 2024, respectively.

As of June 30, 2026, 2025, and 2024 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $152.5 million, $163.0 million, and $126.9 million, respectively. The amount that, if recognized, would impact the effective tax rate is $110.2 million, $119.0 million, and $91.8 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2026	2025	2024

Unrecognized tax benefits at beginning of the year	$163.0	$126.9	$116.9
Additions for tax positions	28.2	29.5	17.2
Additions for tax positions of prior periods	33.6	26.7	17.8
Reductions for tax positions of prior periods	(47.6)	(1.8)	(12.8)
Settlement with tax authorities	(18.1)	(0.1)	(9.0)
Expiration of the statute of limitations	(5.1)	(17.5)	(2.9)
Impact of foreign exchange rate fluctuations	(1.5)	(0.7)	(0.3)
Unrecognized tax benefit at end of year	$152.5	$163.0	$126.9

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the year ended June 30, 2026, the Company recorded interest benefit of $0.8 million. During the years ended June 30, 2025, and 2024, the Company recorded interest expense of $4.3 million, and $5.7 million, respectively. Penalties recorded during fiscal years 2026, 2025, and 2024 were not significant.

At June 30, 2026 and June 30, 2025, the Company had accrued interest of $27.6 million and $36.9 million, respectively, recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2026 and June 30, 2025, the Company had accrued penalties of $0.2 million and $0.3 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2025 - 2026
Arizona	2016 - 2020
Massachusetts	2016 - 2023
Michigan	2020 - 2023
New Jersey	2020 - 2022
New York City	2022 - 2024
New York State	2022 - 2024
India	2014 - 2023

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has purchase commitments of approximately $2,850.5 million, including a reinsurance premium with Chubb for the fiscal 2026 policy year, as well as obligations related to software license agreements, third-party software services and purchase and maintenance agreements on our software, equipment, and other assets, of which $604.6 million relates to the year ending June 30, 2027, $1,095.9 million relates to the years ending June 30, 2028 through 2029, $694.1 million relates to the years ending June 30, 2030 through 2031, and the remaining relates to fiscal years thereafter.

In May 2020, a putative class action complaint was filed against ADP, TotalSource and related defendants in the U.S. District Court, District of New Jersey. The complaint asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the ADP TotalSource Retirement Savings Plan’s fiduciary administrative and investment decision-making. The Company reached a settlement of all outstanding claims for $48 million, subject to the court's approval. Accordingly, as of June 30, 2026, the Company recorded a $48 million accrual within accrued expenses and other current liabilities on the Consolidated Balance Sheet. Additionally, the Company recorded insurance receivables of $30 million within accounts receivable on the Consolidated Balance Sheet, which represents recoveries considered probable from purchased insurance.

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

NOTE 14. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income/(loss). Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income/(loss) was ($18.7) million, $924.9 million, and $497.5 million in fiscal 2026, 2025, and 2024, respectively. Changes in AOCI by component are as follows:

	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)

Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	(38.0)	685.2		—		5.6		652.8
Tax effect	—	(162.2)		—		(1.1)		(163.3)
Reclassification adjustments to net earnings	—	5.9	(A)	4.4	(C)	0.1	(B)	10.4
Tax effect	—	(1.3)		(1.1)		—		(2.4)
Balance at June 30, 2024	$(378.8)	$(1,178.0)		$(20.0)		$(231.5)		$(1,808.3)
Other comprehensive (loss)/income before reclassification adjustments	89.0	1,088.4		(15.6)		8.5		1,170.3
Tax effect	—	(250.7)		3.8		(2.1)		(249.0)
Reclassification adjustments to net earnings	—	1.7	(A)	5.4	(C)	(2.4)	(B)	4.7
Tax effect	—	(0.3)		(1.3)		0.5		(1.1)
Balance at June 30, 2025	$(289.8)	$(338.9)		$(27.7)		$(227.0)		$(883.4)
Other comprehensive income/(loss) before reclassification adjustments	(53.2)	(30.6)		3.7		63.9		(16.2)
Tax effect	—	8.5		(0.9)		(15.8)		(8.2)
Reclassification adjustments to net earnings	—	(2.9)	(A)	6.0	(C)	4.4	(B)	7.5
Tax effect	—	0.7		(1.5)		(1.0)		(1.8)
Balance at June 30, 2026	$(343.0)	$(363.2)		$(20.4)		$(175.5)		$(902.1)

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

The following tables present the Company's revenues, significant segment expenses, and earnings before income taxes by reportable segment:

Year ended June 30, 2026	Employer Services	PEO Services	Total
Revenues from external customers	$13,476.9	$7,115.7	$20,592.6
Interest on funds held for clients	1,342.4	12.4	1,354.8
Intercompany revenues	12.1	—	12.1
Total segment revenues	14,831.4	7,128.1	21,959.5

Reconciliation of revenues:
Intercompany eliminations			(12.1)
Total consolidated revenues			$21,947.4

Less segment expenses: (a)
Selling and marketing	2,365.7	415.6
Zero-margin benefits pass-through costs	—	4,607.3
Workers' compensation coverage and state unemployment taxes	—	718.4
Other segment expenses (b)	7,028.9	450.7
Total segment earnings before income taxes	5,436.8	936.1	6,372.9

Reconciliation of earnings before income taxes:
Other (c)			(642.6)
Total consolidated earnings before income taxes			$5,730.3

Year ended June 30, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$12,692.2	$6,679.6	$19,371.8
Interest on funds held for clients	1,178.3	10.8	1,189.1
Intercompany revenues	12.6	—	12.6
Total segment revenues	13,883.1	6,690.4	20,573.5

Reconciliation of revenues:
Intercompany eliminations			(12.6)
Total consolidated revenues			$20,560.9

Less segment expenses: (a)
Selling and marketing	2,177.1	362.8
Zero-margin benefits pass-through costs	—	4,289.0
Workers' compensation coverage and state unemployment taxes	—	681.3
Other segment expenses (b)	6,697.5	406.8
Total segment earnings before income taxes	5,008.5	950.5	5,959.0

Reconciliation of earnings before income taxes:
Other (c)			(648.9)
Total consolidated earnings before income taxes			$5,310.1

Year ended June 30, 2024	Employer Services	PEO Services	Total
Revenues from external customers	$11,953.6	$6,224.3	$18,177.9
Interest on funds held for clients	1,015.4	9.3	1,024.7
Intercompany revenues	11.8	—	11.8
Total segment revenues	12,980.8	6,233.6	19,214.4

Reconciliation of revenues:
Intercompany eliminations			(11.8)
Total consolidated revenues			$19,202.6

Less segment expenses: (a)
Selling and marketing	2,025.0	330.5
Zero-margin benefits pass-through costs	—	3,975.9
Workers' compensation coverage and state unemployment taxes	—	613.4
Other segment expenses (b)	6,400.3	392.3
Total segment earnings before income taxes	4,555.5	921.5	5,477.0

Reconciliation of earnings before income taxes:
Other (c)			(604.7)
Total consolidated earnings before income taxes			$4,872.3
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

The following table presents the Company's depreciation and amortization included in earnings before income taxes for each reportable segment:

Years ended June 30,	2026	2025	2024
Employer Services	$525.1	$512.4	$486.6
PEO Services	2.2	6.7	6.8
Other	58.6	63.3	68.5
Total depreciation and amortization	$585.9	$582.4	$561.9

The following table presents the Company's revenues, which is based on the location of the billing entity, and assets by geographic area:

	United States	EMEA	Canada	Other	Total
Year ended June 30, 2026
Revenues	$19,279.8	$1,733.3	$523.7	$410.6	$21,947.4
Assets	$54,851.4	$3,544.3	$4,025.8	$771.8	$63,193.3

Year ended June 30, 2025
Revenues	$18,179.2	$1,533.5	$489.3	$358.9	$20,560.9
Assets	$46,763.0	$3,025.5	$2,750.7	$830.1	$53,369.3

Year ended June 30, 2024
Revenues	$16,934.2	$1,451.4	$473.7	$343.3	$19,202.6
Assets	$47,989.9	$2,800.8	$2,796.6	$775.4	$54,362.7

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2026 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2026.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Maria Black
Maria Black
Chief Executive Officer

/s/ Peter Hadley
Peter Hadley
Chief Financial Officer

Roseland, New Jersey
August 5, 2026

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 5, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 5, 2026

Item 9B. Other Information
For the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Maria Black	52	President and Chief Executive Officer	1996
Paul Boland	62	Chief Human Resources Officer	2017
Michael A. Bonarti	60	Chief Administrative Officer	1997
Chris D'Ambrosio	45	Chief Strategy Officer	2014
Joe DeSilva	51	Executive Vice President, North America and Chief of Operations	2003
David Foskett	50	President, Global Sales	2004
Peter Hadley	53	Chief Financial Officer	2002
Sreeni Kutam	56	President, Global Product and Innovation	2014
David Kwon	56	Chief Legal Officer/General Counsel	2011
Jonathan Lehberger	53	Corporate Controller and Principal Accounting Officer	2004
Virginia Magliulo	57	Executive Vice President, Employer Services International	2015
Brian Michaud	58	Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing	1991
Samantha Orihuela	43	Chief Marketing Officer	2026
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
David Foskett joined ADP in 2004. Prior to his appointment as President, Global Sales in January 2025, he served as Senior Vice President, Global Enterprise Sales and Employer Services International Sales from April 2023 to December 2024 and as Senior Vice President, Global Enterprise Sales from July 2021 to March 2023.
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

Jonathan Lehberger joined ADP in 2004. Prior to his appointment as Corporate Controller in July 2024, he served as Senior Vice President, Financial Strategy and Planning from April 2022 to June 2024 and as Chief Financial Officer, Small Business Services from May 2021 to March 2022.
Virginia Magliulo joined ADP in 2015. Prior to her appointment as Executive Vice President, Employer Services International in October 2021, she served as President, ADP GlobalView from November 2019 to October 2021.
Brian Michaud joined ADP in 1991. Prior to his appointment as Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing in November 2024, he served as President, Smart Compliance Solutions & Human Resources Outsourcing from February 2024 to September 2024 and as President, Smart Compliance Solutions from April 2021 to January 2024.
Samantha Orihuela joined ADP in February 2026 as Chief Marketing Officer. Prior to joining ADP, she was Chief Marketing Officer of Gap International, Inc. from January 2025 to February 2026. Prior to joining Gap International, Inc., she was Senior Director, Brand and Campaigns of Paylocity Corporation from February 2023 to July 2024 and Vice President, U.S. Innovation Strategy & Execution of Aflac Incorporated from December 2019 to January 2021.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Insider Trading Policy
Our Company maintains an insider trading policy to provide guidelines to all directors, officers, associates and consultants of ADP with respect to trading in ADP securities, the securities of publicly traded companies with whom ADP has a business relationship, and event-based financial instruments. The policy prohibits trading by any person while in possession of material non-public information in violation of applicable law and provides for restricted periods and pre-clearance procedures for our directors and officers and certain other specified persons, as well as other related policies and procedures. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to ADP.

Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
    See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report,” “Compensation of Executive Officers,” “Potential Payments to Named Executive Officers Upon Termination or Change in Control,” “CEO Pay Ratio,” “Pay versus Performance,” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV
1.Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Statements of Consolidated Earnings - years ended June 30, 2026, 2025 and 2024
Statements of Consolidated Comprehensive Income - years ended June 30, 2026, 2025 and 2024
Consolidated Balance Sheets - June 30, 2026 and 2025
Statements of Consolidated Stockholders' Equity - years ended June 30, 2026, 2025 and 2024
Statements of Consolidated Cash Flows - years ended June 30, 2026, 2025 and 2024
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	92
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

3.2	Amended and Restated By-laws of the Company, dated April 26, 2026 - incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026
4.1	Description of Common Stock
4.2
Indenture, dated as of August 13, 2020, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-281920), filed on September 4, 2024

4.3
Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020

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

4.10	Form of 4.750% Senior Note due 2032 – incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 5, 2025 and filed on May 8, 2025
4.11	Form of Fifth Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank Trust Company, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 4, 2026 and filed on May 7, 2026
4.12	Form of 5.000% Senior Note due 2036 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 4, 2026 and filed on May 7, 2026
10.1
364-Day Credit Agreement, dated as of June 26, 2026, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed on June 26, 2026

10.2
Five-Year Credit Agreement, dated as of June 27, 2025, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 27, 2025

10.3
Five-Year Credit Agreement, dated as of June 26, 2026, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 26, 2026

10.4
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.5
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.7
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan, effective as of November 9, 2022 - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.8
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.9
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan (Amended and Restated as of February 3, 2020) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (as amended and restated as of April 11, 2018, the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)

10.13
Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.14
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.15
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.16
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.17
Automatic Data Processing, Inc. 2018 Omnibus Award Plan, as amended and restated as of December 1, 2023 (the "2018 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.18
French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)

10.19
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)

10.20
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)

10.21
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.22
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 - incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (Management Compensatory Plan)

10.23
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (three-year vesting schedule) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.24
Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (non-three-year vesting schedule) - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.25
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (Management Compensatory Plan)

10.26	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (award-specific vesting terms) (Management Compensatory Plan)
19.1	ADP Insider Trading Policy, effective August 5, 2026
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Peter Hadley pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Peter Hadley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Automatic Data Processing, Inc. Clawback Policy - incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of year
Year ended June 30, 2026:
Allowance for doubtful accounts:
Current	$47,100	$35,717	$(201)	$(38,088)	(B)	$44,528
Long-term	$113	$65	$—	$(107)	(B)	$71
Deferred tax valuation allowance	$23,764	$586	$665	$(949)		$24,066
Year ended June 30, 2025:
Allowance for doubtful accounts:
Current	$52,223	$24,277	$316	$(29,716)	(B)	$47,100
Long-term	$113	$—	$—	$—	(B)	$113
Deferred tax valuation allowance	$11,119	$809	$12,817	$(981)		$23,764
Year ended June 30, 2024:
Allowance for doubtful accounts:
Current	$53,080	$34,642	$39	$(35,538)	(B)	$52,223
Long-term	$113	$—	$—	$—	(B)	$113
Deferred tax valuation allowance	$18,600	$228	$1,216	$(8,925)		$11,119

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 5, 2026	By	/s/ Maria Black
Maria Black
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Black	President and Chief Executive	August 5, 2026
(Maria Black)	Officer, Director
(Principal Executive Officer)

/s/ Peter Hadley	Chief Financial Officer	August 5, 2026
(Peter Hadley)	(Principal Financial Officer)

/s/ Jonathan Lehberger	Corporate Controller	August 5, 2026
(Jonathan Lehberger)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 5, 2026
(Peter Bisson)

/s/ David V. Goeckeler	Director	August 5, 2026
(David V. Goeckeler)

/s/ Linnie M. Haynesworth	Director	August 5, 2026
(Linnie M. Haynesworth)

/s/ Francine S. Katsoudas	Director	August 5, 2026
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 5, 2026
(Nazzic S. Keene)

/s/ Karen S. Lynch	Director	August 5, 2026
(Karen S. Lynch)

/s/ Thomas J. Lynch	Director	August 5, 2026
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 5, 2026
(Scott F. Powers)

/s/ Carlos A. Rodriguez	Director	August 5, 2026
(Carlos A. Rodriguez)

/s/ Robert H. Swan	Director	August 5, 2026
(Robert H. Swan)

/s/ Sandra S. Wijnberg	Director	August 5, 2026
(Sandra S. Wijnberg)