Form 10-Q
period 2026-09-30
AUTOMATIC DATA PROCESSING INC
filed 2026-10-30
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
One ADP Boulevard, MS 450
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
The number of shares outstanding of the registrant’s common stock as of October 27, 2026 was 394,759,432.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,356.2	$3,203.5
Interest on funds held for clients	329.3	286.8
PEO revenues (a)	1,805.2	1,684.9
TOTAL REVENUES	5,490.7	5,175.2

EXPENSES:
Costs of revenues:
Operating expenses	2,584.9	2,461.6
Research and development	251.3	251.2
Depreciation and amortization	129.0	123.3
TOTAL COSTS OF REVENUES	2,965.2	2,836.1

Selling, general, and administrative expenses	1,062.8	1,006.3
Interest expense	148.1	135.4
TOTAL EXPENSES	4,176.1	3,977.8

Other (income)/expense, net	(140.3)	(110.1)

EARNINGS BEFORE INCOME TAXES	1,454.9	1,307.5

Provision for income taxes	329.7	294.5

NET EARNINGS	$1,125.2	$1,013.0

BASIC EARNINGS PER SHARE	$2.84	$2.50

DILUTED EARNINGS PER SHARE	$2.83	$2.49

Basic weighted average shares outstanding	396.5	405.1
Diluted weighted average shares outstanding	397.6	406.5

(a) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $18,991.0 million and $18,534.4 million for the three months ended September 30, 2026 and 2025, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025

Net earnings	$1,125.2	$1,013.0

Other comprehensive income/(loss):
Currency translation adjustments	(9.9)	(15.5)

Unrealized net gains/(losses) on available-for-sale securities	(855.0)	215.7
Tax effect	193.4	(48.3)
Reclassification of realized net (gains)/losses on available-for-sale securities to net earnings	1.4	(1.5)
Tax effect	(0.3)	0.3

Unrealized net gains/(losses) on cash flow hedging activities	—	—
Tax effect	—	—
Amortization of unrealized net (gains)/losses on cash flow hedging activities	1.4	1.5
Tax effect	(0.3)	(0.4)

Reclassification of pension liability adjustment to net earnings	1.3	1.2
Tax effect	(0.3)	(0.3)

Other comprehensive income/(loss), net of tax	(668.3)	152.7
Comprehensive income	$456.9	$1,165.7

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$3,277.0	$4,230.1
Accounts receivable, net of allowance for doubtful accounts of $50.3 and $44.5, respectively	3,524.0	3,521.1
Other current assets	1,291.6	852.1
Total current assets before funds held for clients	8,092.6	8,603.3
Funds held for clients	44,733.3	43,957.8
Total current assets	52,825.9	52,561.1
Property, plant and equipment, net	644.3	641.3
Operating lease right-of-use assets	382.5	388.6
Deferred contract costs	3,200.8	3,244.1
Other assets	1,463.1	1,420.5
Goodwill	3,281.1	3,284.4
Intangible assets, net	1,656.1	1,653.3
Total assets	$63,453.8	$63,193.3
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$138.7	$162.5
Accrued expenses and other current liabilities	3,329.3	3,218.5
Accrued payroll and payroll-related expenses	579.2	1,039.4
Dividends payable	670.2	671.9
Short-term deferred revenues	257.9	267.5
Obligations under reverse repurchase agreements (a)	198.3	139.3
Income taxes payable	153.1	110.3
Total current liabilities before client funds obligations	5,326.7	5,609.4
Client funds obligations	46,039.6	44,415.5
Total current liabilities	51,366.3	50,024.9
Long-term debt	4,965.3	4,964.1
Operating lease liabilities	308.0	306.7
Other liabilities	1,127.1	1,141.4
Deferred income taxes	218.8	339.1
Long-term deferred revenues	376.2	385.9
Total liabilities	58,361.7	57,162.1

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2026 and June 30, 2026; outstanding, 395.6 and 397.8 shares at September 30, 2026 and June 30, 2026, respectively	63.9	63.9
Capital in excess of par value	3,145.1	3,067.9
Retained earnings	27,412.1	26,967.4
Treasury stock - at cost: 243.1 and 240.9 shares at September 30, 2026 and June 30, 2026, respectively	(23,958.6)	(23,165.9)
Accumulated other comprehensive income/(loss)	(1,570.4)	(902.1)
Total stockholders’ equity	5,092.1	6,031.2
Total liabilities and stockholders’ equity	$63,453.8	$63,193.3

(a) As of September 30, 2026, $195.2 million of long-term marketable securities, and $3.1 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2026, $138.6 million of long-term marketable securities, and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025

Cash Flows from Operating Activities:
Net earnings	$1,125.2	$1,013.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	155.0	146.7
Amortization of deferred contract costs	302.6	298.6
Deferred income taxes	80.6	64.8
Stock-based compensation expense	67.2	58.7
Bad debt expense	16.4	10.3
Net pension income	(2.2)	(3.8)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(50.0)	(22.5)
Other	2.0	2.5
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(21.5)	102.0
Increase in deferred contract costs	(263.1)	(271.4)
Increase in other assets	(346.2)	(342.4)
Decrease in accounts payable	(25.6)	(38.0)
Decrease in accrued expenses and other liabilities	(389.4)	(376.2)
Net cash flows provided by operating activities	651.0	642.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,665.7)	(3,604.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,958.5	1,896.0
Capital expenditures	(52.7)	(46.7)
Additions to intangibles	(117.1)	(94.1)
Acquisitions of businesses, net of cash acquired	—	0.5
Other	(5.4)	(13.7)
Net cash flows used in investing activities	(882.4)	(1,862.6)

Cash Flows from Financing Activities:
Net increase in client funds obligations	1,654.0	573.1
Net cash received/(distributed) from the Internal Revenue Service	50.9	(11.5)
Payments of debt	(0.3)	(0.3)
Repurchases of common stock	(758.8)	(366.0)
Net repurchases for stock-based compensation plans and stock purchase plan	(27.6)	(57.8)
Dividends paid	(677.0)	(626.7)
Net proceeds related to reverse repurchase agreements	49.9	214.8
Net proceeds related to commercial paper	—	438.5
Other	13.9	—
Net cash flows provided by financing activities	305.0	164.1

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	6.6	(6.7)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	80.2	(1,062.9)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	10,625.2	5,054.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$10,705.4	$3,991.7

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash, cash equivalents, and restricted cash (a)	$3,299.2	$2,478.0
Restricted cash and restricted cash equivalents included in funds held for clients (b)	7,406.2	1,513.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,705.4	$3,991.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$130.7	$130.3
Cash paid for income taxes, net of income tax refunds	$187.2	$73.8
(a) As of September 30, 2026, $22.2 million of restricted cash was included in other current assets on the Consolidated Balance Sheet.
(b) See Note 6 for a reconciliation of restricted cash and restricted cash equivalents included in funds held for clients on the Consolidated Balance Sheets.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“fiscal 2026”). Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

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

The following tables provide details of the Company's revenues and includes a reconciliation to the Company’s reportable segments:

	Three Months Ended
	September 30,
Types of Revenues	2026	2025
HCM	$2,255.4	$2,155.7
HRO, excluding PEO zero-margin benefits pass-throughs	953.1	911.4
PEO zero-margin benefits pass-throughs	1,228.6	1,131.0
Global	724.3	690.3
Interest on funds held for clients	329.3	286.8
Total revenues	$5,490.7	$5,175.2

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2026:

Types of Revenues	Employer Services	PEO	Total
HCM	$2,258.7	$—	$2,258.7
HRO, excluding PEO zero-margin benefits pass-throughs	376.1	576.5	952.6
PEO zero-margin benefits pass-throughs	—	1,228.6	1,228.6
Global	724.3	—	724.3
Interest on funds held for clients	326.3	3.0	329.3
Total segment revenues	3,685.4	1,808.1	5,493.5
Intercompany eliminations			(2.8)
Total consolidated revenues			$5,490.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2025:

Types of Revenues	Employer Services	PEO	Total
HCM	$2,158.3	$—	$2,158.3
HRO, excluding PEO zero-margin benefits pass-throughs	358.4	553.9	912.3
PEO zero-margin benefits pass-throughs	—	1,131.0	1,131.0
Global	690.3	—	690.3
Interest on funds held for clients	284.2	2.6	286.8
Total segment revenues	3,491.2	1,687.5	5,178.7
Intercompany eliminations			(3.5)
Total consolidated revenues			$5,175.2

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

Changes in deferred revenues related to set up fees for the three months ended September 30, 2026 were as follows:

Contract Liability
Contract liability, July 1, 2026	$525.6
Recognition of revenue included in beginning of year contract liability	(37.3)
Contract liability, net of revenue recognized on contracts during the period	27.6
Currency translation adjustments	(1.4)
Contract liability, September 30, 2026	$514.5

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Options	Effect of Employee Restricted Stock Units	Diluted
Three Months Ended September 30, 2026
Net earnings	$1,125.2			$1,125.2
Weighted average shares (in millions)	396.5	0.3	0.8	397.6
EPS	$2.84			$2.83
Three Months Ended September 30, 2025
Net earnings	$1,013.0			$1,013.0
Weighted average shares (in millions)	405.1	0.4	1.0	406.5
EPS	$2.50			$2.49

Shares that could potentially dilute basic EPS in the future include outstanding share-based compensation awards, which are discussed in Note 11. For the three months ended September 30, 2026 and 2025, there were 0.8 million and 0.3 million shares, respectively, excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended
	September 30,
	2026	2025
Interest income on corporate funds	$(133.7)	$(101.5)
Realized (gains)/losses on available-for-sale securities, net	1.4	(1.5)
Non-service components of pension income, net	(5.1)	(7.1)
Net (gain)/loss on ADP Ventures' investments	(2.9)	—
Other (income)/expense, net	$(140.3)	$(110.1)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (a)
Type of issue:
Money market securities, cash and other cash equivalents, and restricted cash	$10,705.4	—	—	$10,705.4
Available-for-sale securities:
Corporate bonds	18,790.1	1.1	(757.1)	18,034.1
U.S. Treasury securities	10,990.5	1.6	(226.1)	10,766.0
Asset-backed securities	2,756.7	1.4	(51.2)	2,706.9
Canadian government obligations and Canadian government agency obligations	1,953.4	2.5	(52.2)	1,903.7
Canadian provincial bonds	1,183.2	2.6	(39.9)	1,145.9
U.S. government agency securities	925.2	—	(96.1)	829.1
Municipal Bonds	815.2	0.3	(23.2)	792.3
Other securities	1,470.8	—	(76.5)	1,394.3

Total available-for-sale securities	38,885.1	9.5	(1,322.3)	37,572.3

Total corporate investments and funds held for clients	$49,590.5	$9.5	$(1,322.3)	$48,277.7
(a) Included within available-for-sale securities are corporate investments with fair values of $245.2 million and funds held for clients with fair values of $37,327.1 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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
(b) Included within available-for-sale securities are corporate investments with fair values of $138.6 million and funds held for clients with fair values of $37,562.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2026. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2026.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2026, are as follows:

	September 30, 2026
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Corporate bonds	$(436.9)	$12,482.6	$(320.2)	$5,203.3	$(757.1)	$17,685.9
U.S. Treasury securities	(220.7)	9,458.2	(5.4)	57.4	(226.1)	9,515.6
Asset-backed securities	(45.3)	2,241.6	(5.9)	168.5	(51.2)	2,410.1
Canadian government obligations and Canadian government agency obligations	(27.8)	1,204.3	(24.4)	325.2	(52.2)	1,529.5
Canadian provincial bonds	(18.5)	578.0	(21.4)	375.0	(39.9)	953.0
U.S. government agency securities	(10.5)	190.7	(85.6)	638.3	(96.1)	829.0
Municipal Bonds	(22.1)	726.4	(1.1)	14.2	(23.2)	740.6
Other securities	(24.4)	804.7	(52.1)	539.3	(76.5)	1,344.0
	$(806.2)	$27,686.5	$(516.1)	$7,321.2	$(1,322.3)	$35,007.7

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2026, are as follows:

	June 30, 2026
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Corporate bonds	$(83.5)	$7,318.7	$(258.5)	$6,252.1	$(342.0)	$13,570.8
U.S. Treasury securities	(51.8)	6,176.1	(5.6)	308.2	(57.4)	6,484.3
Asset-backed securities	(8.8)	992.6	(6.2)	298.1	(15.0)	1,290.7
Canadian government obligations and Canadian government agency obligations	(2.2)	283.0	(19.8)	444.4	(22.0)	727.4
Canadian provincial bonds	(1.4)	129.8	(18.2)	379.4	(19.6)	509.2
U.S. government agency securities	(1.3)	75.0	(69.2)	659.9	(70.5)	734.9
Other securities	(5.8)	834.0	(42.1)	587.5	(47.9)	1,421.5
	$(154.8)	$15,809.2	$(419.6)	$8,929.6	$(574.4)	$24,738.8

At September 30, 2026, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above.

At September 30, 2026, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and device payment plan agreement receivables with fair values of $1,233.7 million, $796.5 million, and $365.6 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2026.

At September 30, 2026, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $630.6 million and $130.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aa1 by Moody's, and AA+ by Standard & Poor's.

At September 30, 2026, other securities primarily include AA-rated United Kingdom Gilt securities of $730.4 million, commercial mortgage-backed securities of $298.0 million, and AAA-rated supranational bonds of $227.1 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2026	2026
Corporate investments:
Cash and cash equivalents	$3,277.0	$4,230.1
Restricted cash (a)	22.2	—
Short-term marketable securities (a)	50.0	—
Long-term marketable securities (b)	195.2	138.6
Total corporate investments	$3,544.4	$4,368.7

(a) Restricted cash and short-term marketable securities are included within other current assets on the Consolidated Balance Sheets.
(b) Long-term marketable securities are included within other assets on the Consolidated Balance Sheets.

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2026	2026
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$7,406.2	$6,395.1
Restricted short-term marketable securities held to satisfy client funds obligations	5,063.2	5,871.3
Restricted long-term marketable securities held to satisfy client funds obligations	32,263.9	31,691.4
Total funds held for clients	$44,733.3	$43,957.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $46,039.6 million and $44,415.5 million at September 30, 2026 and June 30, 2026, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2026 and June 30, 2026, $39,999.7 million and $38,969.2 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash and cash equivalents related to client funds investments with original maturities of ninety days or less, within the beginning and ending balances of cash, cash equivalents, restricted cash, and restricted cash equivalents. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase/(decrease) in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

All available-for-sale securities were rated as investment grade at September 30, 2026.

Expected maturities of available-for-sale securities at September 30, 2026 are as follows:

One year or less	$5,113.2
One year to two years	6,783.5
Two years to three years	6,818.8
Three years to four years	7,753.7
Four years to five years	5,492.8
After five years	5,610.3
Total available-for-sale securities	$37,572.3

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

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately twelve years.

The components of operating lease expense were as follows:

	Three Months Ended
	September 30,
	2026	2025
Operating lease cost	$30.5	$30.6
Short-term lease cost	0.2	0.3
Variable lease cost	5.5	5.7
Total operating lease cost	$36.2	$36.6

The following table provides supplemental cash flow information related to the Company's leases:

	Three Months Ended
	September 30,
	2026	2025
Cash paid for operating lease liabilities	$31.4	$32.2
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$22.1	$45.4

Other information related to our operating lease liabilities is as follows:

	September 30,	June 30,
	2026	2026
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	4.0%	3.9%
Current operating lease liability	$102.9	$103.6

As of September 30, 2026, maturities of operating lease liabilities are as follows:

Nine months ending June 30, 2027	$86.0
Twelve months ending June 30, 2028	94.3
Twelve months ending June 30, 2029	69.2
Twelve months ending June 30, 2030	57.1
Twelve months ending June 30, 2031	47.8
Thereafter	114.5
Total undiscounted lease obligations	468.9
Less: Imputed interest	(58.0)
Net lease obligations	$410.9

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2026 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2026	$3,279.6	$4.8	$3,284.4
Additions and other adjustments	(0.1)	—	(0.1)
Currency translation adjustments	(3.2)	—	(3.2)
Balance at September 30, 2026	$3,276.3	$4.8	$3,281.1

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2026	2026
Intangible assets:
Software and software licenses	$4,426.2	$4,369.7
Customer contracts and lists	1,515.2	1,487.0
Other intangibles	250.1	250.1
	6,191.5	6,106.8
Less accumulated amortization:
Software and software licenses	(3,084.2)	(3,023.4)
Customer contracts and lists	(1,205.1)	(1,184.4)
Other intangibles	(246.1)	(245.7)
	(4,535.4)	(4,453.5)
Intangible assets, net	$1,656.1	$1,653.3

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 2 years for other intangibles). Amortization of intangible assets was $104.9 million and $95.4 million for the three months ended September 30, 2026 and 2025, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2027	$330.4
Twelve months ending June 30, 2028	$325.4
Twelve months ending June 30, 2029	$275.4
Twelve months ending June 30, 2030	$230.6
Twelve months ending June 30, 2031	$190.6
Twelve months ending June 30, 2032	$117.9

Note 9. Short-term Financing

The Company has a $5.7 billion, 364-day credit agreement that matures in June 2027 with a one year term-out option. The Company also has a $2.5 billion five-year credit facility that matures in June 2030 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $3.5 billion five-year credit facility maturing in June 2031 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2026 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $11.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of September 30, 2026 and June 30, 2026, the Company had no commercial paper outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2026	2025
Average daily borrowings (in billions)	$5.4	$4.5
Weighted average interest rates	3.7%	4.4%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to ten business days. As of September 30, 2026 and June 30, 2026, the Company had $198.3 million and $139.3 million, respectively, of outstanding obligations related to reverse repurchase agreements. The Company has $7.5 billion available on a committed basis under the U.S. reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2026	2025
Average outstanding balances (in billions)	$5.4	$4.5
Weighted average interest rates	3.7%	4.4%

Note 10. Debt

The Company issued five series of fixed-rate notes with staggered maturities of 7 and 10 years totaling $5.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2026 and June 30, 2026, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2026	June 30, 2026
Fixed-rate 1.70% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.25% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 4.75% notes due May 8, 2032	4.95%	1,000.0	1,000.0
Fixed-rate 4.45% notes due September 9, 2034	4.75%	1,000.0	1,000.0
Fixed-rate 5.00% notes due May 7, 2036	5.14%	1,000.0	1,000.0
Other		15.2	1.8
		5,015.2	5,001.8
Less: current portion (a)		(14.8)	(1.0)
Less: unamortized discount and debt issuance costs		(35.1)	(36.7)
Total long-term debt		$4,965.3	$4,964.1
(a) Current portion of long-term debt as of September 30, 2026 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of September 30, 2026, the fair value of the Notes, based on Level 2 inputs, was $4,618.1 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2026.

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

The Company currently utilizes treasury stock to satisfy stock option exercises and issuances related to restricted stock units and the Company's employee stock purchase plan. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 2.9 million and 1.2 million shares in the three months ended September 30, 2026 and 2025, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended
	September 30,
	2026	2025
Operating expenses	$10.4	$8.6
Selling, general and administrative expenses	47.0	41.4
Research and development	9.8	8.7
Total stock-based compensation expense	$67.2	$58.7

During the three months ended September 30, 2026, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2026	836	$163
Options exercised	(91)	$152
Options outstanding at September 30, 2026	745	$165

Time-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2026	1,165
Restricted units granted	675
Restricted units vested	(537)
Restricted units forfeited	(15)
Restricted units outstanding at September 30, 2026	1,288

Performance-Based Restricted Stock Units:

Number of Units (in thousands)
Restricted units outstanding at July 1, 2026	785
Restricted units granted	405
Restricted units vested	(303)
Restricted units forfeited	(5)
Restricted units outstanding at September 30, 2026	882

B.  Pension Plans

The components of net pension (income)/expense were as follows:

	Three Months Ended
	September 30,
	2026	2025
Service cost – benefits earned during the period	$2.0	$2.0
Interest cost on projected benefits	22.0	21.7
Expected return on plan assets	(27.0)	(28.3)
Net amortization and deferral	0.8	0.8
Net pension (income)/expense	$(2.2)	$(3.8)

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2026 and 2025 was 22.7% and 22.5%, respectively. The increase in the effective tax rate is primarily due to higher reserves for uncertain tax positions and a lower excess tax benefit on stock-based compensation primarily offset by an increase in tax credits and a deferred tax benefit for the capitalization of certain foreign research and development expenses in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	September 30, 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at June 30, 2026	$63.9	$3,067.9	$26,967.4	$(23,165.9)	$(902.1)	$6,031.2
Net earnings	—	—	1,125.2	—	—	1,125.2
Other comprehensive income/(loss)	—	—	—	—	(668.3)	(668.3)
Stock-based compensation expense	—	61.2	—	—	—	61.2
Issuances relating to stock compensation plans	—	16.0	—	28.5	—	44.5
Treasury stock acquired (2.9 million shares repurchased)	—	—	—	(821.2)	—	(821.2)
Dividends declared ($1.70 per share)	—	—	(680.5)	—	—	(680.5)
Balance at September 30, 2026	$63.9	$3,145.1	$27,412.1	$(23,958.6)	$(1,570.4)	$5,092.1

	Three Months Ended
	September 30, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at June 30, 2025	$63.9	$2,788.3	$25,240.6	$(21,021.4)	$(883.4)	$6,188.0
Net earnings	—	—	1,013.0	—	—	1,013.0
Other comprehensive income/(loss)	—	—	—	—	152.7	152.7
Stock-based compensation expense	—	57.2	—	—	—	57.2
Issuances relating to stock compensation plans	—	22.5	—	35.3	—	57.8
Treasury stock acquired (1.2 million shares repurchased)	—	—	—	(463.7)	—	(463.7)
Dividends declared ($1.54 per share)	—	—	(631.2)	—	—	(631.2)
Balance at September 30, 2025	$63.9	$2,868.0	$25,622.4	$(21,449.8)	$(730.7)	$6,373.8

Note 15. Reclassifications out of Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2026
	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2026	$(343.0)	$(363.2)		$(20.4)		$(175.5)		$(902.1)
Other comprehensive income/(loss) before reclassification adjustments	(9.9)	(855.0)		—		—		(864.9)
Tax effect	—	193.4		—		—		193.4
Reclassification adjustments to net earnings	—	1.4	(a)	1.4	(c)	1.3	(b)	4.1
Tax effect	—	(0.3)		(0.3)		(0.3)		(0.9)
Balance at September 30, 2026	$(352.9)	$(1,023.7)		$(19.3)		$(174.5)		$(1,570.4)

	Three Months Ended
	September 30, 2025
	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2025	$(289.8)	$(338.9)		$(27.7)		$(227.0)		$(883.4)
Other comprehensive income/(loss) before reclassification adjustments	(15.5)	215.7		—		—		200.2
Tax effect	—	(48.3)		—		—		(48.3)
Reclassification adjustments to net earnings	—	(1.5)	(a)	1.5	(c)	1.2	(b)	1.2
Tax effect	—	0.3		(0.4)		(0.3)		(0.4)
Balance at September 30, 2025	$(305.3)	$(172.7)		$(26.6)		$(226.1)		$(730.7)

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

The following tables present the Company's revenues, significant segment expenses, and earnings before income taxes by reportable segment:

Three Months Ended September 30, 2026	Employer Services	PEO Services	Total
Revenues from external customers	$3,356.3	$1,805.1	$5,161.4
Interest on funds held for clients	326.3	3.0	329.3
Intercompany revenues	2.8	—	2.8
Total segment revenues	3,685.4	1,808.1	5,493.5

Reconciliation of revenues:
Intercompany eliminations			(2.8)
Total consolidated revenues			$5,490.7

Less segment expenses: (a)
Selling and marketing	586.0	97.6
Zero-margin benefits pass-through costs	—	1,228.6
Workers' compensation coverage and state unemployment taxes	—	145.1
Other segment expenses (b)	1,755.9	102.4
Total segment earnings before income taxes	1,343.5	234.4	1,577.9

Reconciliation of earnings before income taxes:
Other (c)			(123.0)
Total consolidated earnings before income taxes			$1,454.9

Three Months Ended September 30, 2025	Employer Services	PEO Services	Total
Revenues from external customers	$3,203.5	$1,684.9	$4,888.4
Interest on funds held for clients	284.2	2.6	286.8
Intercompany revenues	3.5	—	3.5
Total segment revenues	3,491.2	1,687.5	5,178.7

Reconciliation of revenues:
Intercompany eliminations			(3.5)
Total consolidated revenues			$5,175.2

Less segment expenses: (a)
Selling and marketing	552.4	91.2
Zero-margin benefits pass-through costs	—	1,131.0
Workers' compensation coverage and state unemployment taxes	—	134.9
Other segment expenses (b)	1,710.0	111.6
Total segment earnings before income taxes	1,228.8	218.8	1,447.6

Reconciliation of earnings before income taxes:
Other (c)			(140.1)
Total consolidated earnings before income taxes			$1,307.5
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

The following table presents the Company's depreciation and amortization included in earnings before income taxes for each reportable segment:

	Three Months Ended
	September 30,
	2026	2025
Employer Services	$139.4	$131.1
PEO Services	0.5	0.7
Other	15.1	14.9
Total depreciation and amortization	$155.0	$146.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “outlook,” “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches including as a result of artificial intelligence, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. The factors identified above are not exhaustive. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“fiscal 2026”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

During the first quarter, we made meaningful progress against our Strategic Priorities as we continued to leverage our industry-leading data, deep domain expertise, trusted brand, service model, and global scale to help drive the HCM industry's AI transformation. ADP Assist, our cross-platform solution that combines the power of ADP data, expertise, and generative AI to simplify the world of work, became even more deeply embedded in client workflows, adding more than 100,000 clients during the quarter. We also continued to expand the capabilities of ADP Assist agents across key HR and talent processes. For example, the recently launched Recruiting AI Interviewer Agent within ADP Lyric HCM automates call handling, scheduling, and note-taking, enabling recruiters to focus more of their time on engaging and evaluating top candidates. In addition, we were pleased to expand ADP Lyric HCM into key European markets, with availability now extended to companies headquartered in the United Kingdom, France, Germany, and the Netherlands. Finally, we continued deploying AI-powered tools across our sales, service, and research and development functions to enhance the client experience, improve productivity, and further accelerate innovation across the enterprise.

Highlights from the three months ended September 30, 2026 include:

•Revenue growth of 6% to $5,490.7 million; 6% growth on an organic constant currency basis
•Earnings before income taxes margin expansion of 120 bps, and adjusted EBIT margin expansion of 130 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 14% and 13%, to $2.83 and $2.82, respectively
•Cash returned via shareholder friendly actions of $1.5B, including $0.7B of dividends and $0.8B of share repurchases

For the three months ended September 30, 2026, we delivered strong revenue growth of 6%, 6% growth on an organic constant currency basis. Our United States pays per control metric, which represents the approximate growth in the number of employees on ADP clients' processed payrolls in the United States when measured on a same-store-sales basis for a subset of Employer Services clients ranging from small to large businesses, grew 2% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. PEO average worksite employees increased 2% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our long-term strategy and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in research and development to enhance our products and services and by driving continuous improvement in the way we operate. Our financial condition remains solid at September 30, 2026 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

	Three Months Ended
	September 30,
	2026	2025

Total Revenues	$5,490.7	$5,175.2
YoY Growth	6%	7%
YoY Growth, Organic Constant Currency	6%	6%

Total revenues increased for the three months ended September 30, 2026 due to new business started from new business bookings, strong client retention, an increase in zero-margin benefits pass-throughs of $97.6 million, an increase in pricing, and an increase in interest on funds held for clients of $42.5 million.

Total revenues for the three months ended September 30, 2026 include interest on funds held for clients of $329.3 million, as compared to $286.8 million for the three months ended September 30, 2025. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 5.7% to $36.9 billion for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, coupled with an increase in our average interest rate earned to 3.6% for the three months ended September 30, 2026, as compared to 3.3% for the three months ended September 30, 2025.

Total Expenses

	Three Months Ended
	September 30,
	2026	2025	% Change

Costs of revenues:
Operating expenses	$2,584.9	$2,461.6	5%
Research and development	251.3	251.2	—%
Depreciation and amortization	129.0	123.3	5%
Total costs of revenues	2,965.2	2,836.1	5%
Selling, general, and administrative expenses	1,062.8	1,006.3	6%
Interest expense	148.1	135.4	9%
Total expenses	$4,176.1	$3,977.8	5%

Operating expenses increased for the three months ended September 30, 2026 primarily due to an increase of $97.6 million in PEO Services zero-margin benefits pass-through costs to $1,228.6 million from $1,131.0 million for the three months ended September 30, 2025. Additionally, operating expenses increased by $10.2 million due to a net increase in costs related to workers' compensation coverage and state unemployment taxes for worksite employees.

Research and development expenses were flat for the three months ended September 30, 2026 due to increased costs to develop, support, and maintain our new and existing products, offset by an increase in the capitalizable spend related to internally developed software, primarily for our products and solutions.

Depreciation and amortization expenses increased for the three months ended September 30, 2026 due to the amortization of investments in internally developed software, primarily for our products and solutions, and customer contracts and lists.

Selling, general and administrative expenses increased for the three months ended September 30, 2026 primarily due to increases in selling and marketing expenses of $40.0 million as a result of investments in our sales organization.

Interest expense increased for the three months ended September 30, 2026 primarily due to an increase in interest expense of $12.8 million related to the senior notes issued during the year ended June 30, 2026, coupled with an increase of $0.8 million related to commercial paper and reverse repurchase borrowings as a result of increases in both average daily commercial paper borrowings and average reverse repurchase outstanding balances of $0.8 billion. This increase was offset by decreases in average interest rates on commercial paper issuances and reverse repurchases of 60 and 70 basis points, respectively, as compared to the three months ended September 30, 2025.

Other (Income)/Expense, net

	Three Months Ended
	September 30,
	2026	2025	$ Change
Interest income on corporate funds	$(133.7)	$(101.5)	$32.2
Realized (gains)/losses on available-for-sale securities, net	1.4	(1.5)	(2.9)
Non-service components of pension income, net	(5.1)	(7.1)	(2.0)
Net (gain)/loss on ADP Ventures' investments	(2.9)	—	2.9
Other (income)/expense, net	$(140.3)	$(110.1)	$30.2

Interest income on corporate funds increased for the three months ended September 30, 2026 due to higher average investment balances of $13.9 billion as compared to $11.4 billion for the three months ended September 30, 2025, coupled with an increase in average interest rates of 30 basis points, as compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, the Company recognized a net gain of $2.9 million related to investments made through its Corporate Venture Capital arm, ADP Ventures.

See Note 11 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

	Three Months Ended
	September 30,
	2026	2025	YoY Growth
EBIT	$1,454.9	$1,307.5	11%
EBIT Margin	26.5%	25.3%	120 bps
Adjusted EBIT	$1,470.0	$1,318.3	12%
Adjusted EBIT Margin	26.8%	25.5%	130 bps

Earnings before income taxes increased for the three months ended September 30, 2026 due to the increase in total revenues, partially offset by the increase in total expenses discussed above.

EBIT Margin increased for the three months ended September 30, 2026 due to operating efficiencies for costs of servicing and implementing our clients on growing revenue, increased interest income on corporate funds, and contributions from client funds interest revenues, partially offset by increased zero-margin benefit pass through costs.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and (gains)/losses on ADP Ventures' investments, in the applicable periods.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2026 and 2025 was 22.7% and 22.5%, respectively. The increase in the effective tax rate is primarily due to higher reserves for uncertain tax positions and a lower excess tax benefit on stock-based compensation primarily offset by an increase in tax credits and a deferred tax benefit for the capitalization of certain foreign research and development expenses in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2026 and 2025 was 22.7% and 22.5%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

	Three Months Ended
	September 30,
	2026	2025	YoY Growth

Net earnings	$1,125.2	$1,013.0	11%
Diluted EPS	$2.83	$2.49	14%
Adjusted net earnings	$1,123.0	$1,013.0	11%
Adjusted diluted EPS	$2.82	$2.49	13%

In addition to the increase in net earnings, diluted EPS increased for the three months ended September 30, 2026 as a result of the impact of fewer shares outstanding resulting from share repurchases under our authorized share repurchase program, partially offset by the issuances of shares under our employee benefit plans. The Company repurchased 2.9 million and 1.2 million shares in the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, adjusted net earnings and adjusted diluted EPS reflect the changes in the components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change
	September 30,
	2026	2025	As Reported	Organic constant currency
Employer Services	$3,685.4	$3,491.2	6%	6%
PEO Services	1,808.1	1,687.5	7%	7%
Intercompany eliminations	(2.8)	(3.5)	n/m	n/m
	$5,490.7	$5,175.2	6%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change
	September 30,
	2026	2025	As Reported
Employer Services	$1,343.5	$1,228.8	9%
PEO Services	234.4	218.8	7%
Other (a)	(123.0)	(140.1)	n/m
	$1,454.9	$1,307.5	11%

	Margin
	Three Months Ended
	September 30,
	2026	2025	YoY Growth
Employer Services	36.5%	35.2%	130 bps
PEO Services	13.0%	13.0%	0 bps

(a) Other represents certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, legal settlements, company-wide severance initiatives, non-recurring gains and losses, the elimination of intercompany transactions, and interest income and expense.

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues increased for the three months ended September 30, 2026 due to new business started from new business bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients of $42.1 million, and an increase in our pays per control when measured on a same-store-sales basis of 2%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three months ended September 30, 2026 due to the increase in revenues, discussed above, partially offset by increases in expenses, including $33.6 million in selling and marketing expenses.

Margin

Employer Services' margin increased for the three months ended September 30, 2026 due to operating efficiencies for costs of servicing and implementing our clients on growing revenue, coupled with contributions from client funds interest revenues.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change
	September 30,
	2026	2025	$	%
PEO Services' revenues	$1,808.1	$1,687.5	$120.6	7%
Less: PEO zero-margin benefits pass-throughs	1,228.6	1,131.0	97.6	9%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$579.5	$556.5	$23.0	4%

PEO Services' revenues increased for the three months ended September 30, 2026 due to an increase in zero-margin benefits pass-throughs of $97.6 million, coupled with an increase in average worksite employees of 2%, as compared to the three months ended September 30, 2025.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased for the three months ended September 30, 2026 due to the increase in revenues, discussed above, partially offset by increases in expenses, including $97.6 million in zero-margin benefits pass-through costs and a net increase of $10.2 million in operating costs related to worker's compensation coverage and state unemployment insurance.

Margin

PEO Services' margin was flat for the three months ended September 30, 2026, primarily due to decreased operating costs related to state unemployment insurance, offset by increased zero-margin benefit pass through costs.

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

Additionally, starting in the year ended June 30, 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to $1 million per occurrence related to the workers’ compensation deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax actuarial gain of $3.1 million for the three months ended September 30, 2026, as compared to a pre-tax actuarial gain of $4.3 million for the three months ended September 30, 2025, due to less favorable loss development in workers’ compensation reserves. ADP Indemnity paid a premium of $327.8 million in July 2026, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2027 policy year on terms substantially similar to the fiscal 2026 reinsurance policy.

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

	Three Months Ended		% Change
	September 30,
	2026	2025	As Reported
Net earnings	$1,125.2	$1,013.0	11%
Adjustments:
Provision for income taxes	329.7	294.5
All other interest expense (a)	45.6	33.6
All other interest income (a)	(27.6)	(22.8)
Net (gain)/loss on ADP Ventures' investments (b)	(2.9)	—
Adjusted EBIT	$1,470.0	$1,318.3	12%
Adjusted EBIT Margin	26.8%	25.5%

Provision for income taxes	$329.7	$294.5	12%
Adjustments:
Net (gain)/loss on ADP Ventures' investments (c)	(0.7)	—
Adjusted provision for income taxes	$329.0	$294.5	12%
Adjusted effective tax rate (d)	22.7%	22.5%

Net earnings	$1,125.2	$1,013.0	11%
Adjustments:
Net (gain)/loss on ADP Ventures' investments (b)	(2.9)	—
Income tax provision for net (gain)/loss on ADP Ventures' investments (c)	0.7	—
Adjusted net earnings	$1,123.0	$1,013.0	11%

Diluted EPS	$2.83	$2.49	14%
Adjustments:
Net (gain)/loss on ADP Ventures' investments (b) (c)	(0.01)	—
Adjusted diluted EPS	$2.82	$2.49	13%

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

(b) Represents (gains)/losses on investments made through our Corporate Venture Capital arm, ADP Ventures. (Gains)/losses on these investments may result from observable price changes, changes in ownership interest, accrued interest income, and impairment charges. These adjustments may be highly variable, are predominantly non-cash, are outside our control, and are not fundamental to the underlying operations of our business model.

(c) The income tax provision was calculated based on the marginal rate in effect during the period of the adjustment.

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

Three Months Ended
September 30,
2026
Consolidated revenue growth as reported	6%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Consolidated revenue growth, organic constant currency	6%

Employer Services revenue growth as reported	6%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Employer Services revenue growth, organic constant currency	6%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, cash and cash equivalents were $3.3 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $11.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities, such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at September 30, 2026 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2026 and 2025, respectively, are summarized as follows:

	Three Months Ended
	September 30,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$651.0	$642.3	$8.7
Investing activities	(882.4)	(1,862.6)	980.2
Financing activities	305.0	164.1	140.9
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	6.6	(6.7)	13.3
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$80.2	$(1,062.9)	$1,143.1

Net cash flows provided by operating activities increased due to growth in our business, offset by a net unfavorable change in the components of operating assets and liabilities primarily due to timing of collections and payments, as compared to the three months ended September 30, 2025.

Net cash flows used in investing activities changed primarily due to timing of net proceeds and purchases of corporate and client funds marketable securities of $1,001.4 million, partially offset by an increase in additions to intangibles of $23.0 million.

Net cash flows provided by financing activities changed primarily due to a net increase in the cash flow from client funds obligations of $1,080.9 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, partially offset by a decrease in net proceeds from the issuance of commercial paper and reverse repurchases of $438.5 million and $164.9 million, respectively, coupled with an increase in repurchases of common stock of $392.8 million.

We purchased approximately 2.9 million shares of our common stock at an average price per share of $269.40 during the three months ended September 30, 2026, as compared to purchases of 1.2 million shares at an average price per share of $302.10 during the three months ended September 30, 2025. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $11.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. As of September 30, 2026 and June 30, 2026, the Company had no commercial paper outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2026	2025
Average daily borrowings (in billions)	$5.4	$4.5
Weighted average interest rates	3.7%	4.4%
Weighted average maturity (approximately in days)	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to ten business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. As of September 30, 2026, we had $7.5 billion available to us on a committed basis under the U.S. reverse repurchase agreements. As of September 30, 2026 and June 30, 2026, the Company had $198.3 million and $139.3 million of outstanding obligations related to reverse repurchase agreements, respectively. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2026	2025
Average outstanding balances (in billions)	$5.4	$4.5
Weighted average interest rates	3.7%	4.4%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $5.7 billion, 364-day credit agreement that matures in June 2027 with a one-year term-out option. In addition, we have a five-year $2.5 billion credit facility and a five-year $3.5 billion credit facility maturing in June 2030 and June 2031, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2026 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $11.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and device payment plan agreement receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through September 30, 2026. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the three months ended September 30, 2026 were $54.7 million, as compared to $44.9 million for the three months ended September 30, 2025. We expect capital expenditures in fiscal 2027 to be between $200.0 million and $225.0 million, as compared to $195.7 million in fiscal 2026.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $11.7 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions ($7.5 billion of which is available on a committed basis in the U.S. as of September 30, 2026) and available borrowings under our $11.7 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2026	2025
Average investment balances at cost:
Corporate investments	$13,920.8	$11,393.8
Funds held for clients	36,916.9	34,928.7
Total	$50,837.7	$46,322.5

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	3.8%	3.6%
Funds held for clients	3.6%	3.3%
Total	3.6%	3.4%

Realized (gains)/losses on available-for-sale securities, net	$1.4	$(1.5)

	September 30, 2026	June 30, 2026
Net unrealized pre-tax gains/(losses) on available-for-sale securities	$(1,312.8)	$(459.2)

Total available-for-sale securities at fair value	$37,572.3	$37,701.3

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 3.4% for the three months ended September 30, 2025 to 3.6% for the three months ended September 30, 2026. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $20.0 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2027. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $10.0 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2027.

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

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for fiscal 2027.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1) (2)
Period
July 1 to 31, 2026	699,989	$251.61	699,989	$4,687,904,574

August 1 to 31, 2026	1,066,814	$277.72	1,066,814	$4,391,625,953

September 1 to 30, 2026	1,086,531	$272.68	1,086,531	$4,095,346,656
Total	2,853,334		2,853,334

(1)	The Company received the Board of Directors' approval in January 2026 to repurchase $6 billion of its common stock.

(2)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2026, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5–1(c).

Name & Title	Date of Adoption	Duration of Trading Arrangement	The maximum number of securities to be sold pursuant to the trading arrangement (1)
Maria Black, President and Chief Executive Officer	September 4, 2026	September 2, 2027 - December 31, 2027	64,009
Paul Boland, Chief Human Resources Officer	September 2, 2026	January 4, 2027 - December 31, 2027	2,044
Michael Bonarti, Chief Administrative Officer	September 10, 2026	February 2, 2027 - December 31, 2027	29,710
Christopher D’Ambrosio, President, Workforce Management Solutions	September 9, 2026	January 4, 2027 - December 31, 2027	4,306
Joseph DeSilva, Executive Vice President, North America and Chief of Operations	September 8, 2026	January 4, 2027 – December 31, 2027	16,383
David Foskett, President, Global Sales	September 4, 2026	February 2, 2027 – December 31, 2027	5,504
Peter Hadley, Chief Financial Officer	September 4, 2026	January 4, 2027 – December 31, 2027	3,631
Sreeni Kutam, President, Global Product and Innovation	September 4, 2026	January 4, 2027 – December 31, 2027	13,833
David Kwon, Chief Legal Officer/General Counsel	September 9, 2026	January 4, 2027 – December 31, 2027	1,624
Jonathan Lehberger, Corporate Controller	September 8, 2026	January 4, 2027 – December 31, 2027	6,447
Virginia Magliulo, Executive Vice President, Employer Services International	September 2, 2026	January 12, 2027 – December 31, 2027	11,609
Brian Michaud, Executive Vice President, Smart Compliance Solutions & Human Resources Outsourcing	September 8, 2026	January 4, 2027 – December 31, 2027	16,683
Carlos Rodriguez, Director	September 2, 2026	January 5, 2027 – December 31, 2027	13,813(2)

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	October 30, 2026	/s/ Peter Hadley Peter Hadley

Chief Financial Officer (Title)